Form 10-Q
period 1996-09-30
EMERALD ISLE BANCORP INC
filed 1996-11-14
CIK 1018380

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


          [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


     For the quarterly period ended SEPTEMBER 30, 1996


          [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

     For the transition period from _______ to_________
     Commission file number ____________


                           EMERALD ISLE BANCORP, INC.
             (Exact name of registrant as specified in its charter)


        MASSACHUSETTS                                    04-3300934
(State of other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)


                               730 HANCOCK STREET
                          QUINCY, MASSACHUSETTS, 02170
                    (Address of principal executive offices)


                                 (617) 479-5001
                           (Issuer's telephone number)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]


     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: SEPTEMBER 30, 1996, COMMON STOCK- PAR VALUE $1.00 1,765,568 SHARES OUTSTANDING.

                           EMERALD ISLE BANCORP, INC.

                                      INDEX

                                                                     PAGE NUMBER

Cover Page                                                                1

Index                                                                     2


PART I - FINANCIAL INFORMATION
Item 1  Consolidated Financial Statements:

        Balance Sheet - September 30, 1996, December 31, 1995             3

        Statement of Income-Three and Nine months ended                   4
        September 30, 1996 and 1995

        Statement of Changes in Stockholders' Equity-Nine months          5
        ended September 30, 1996 and 1995

        Statement of Cash Flows-Nine months ended                         6
        September 30, 1996 and 1995

        Notes to Financial Statements                                     7

Item 2  Management's Discussion and Analysis of Financial Condition       8
        and Results of Operations


PART II-OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders               12

Item 6. Exhibits and Reports on Form 8-K                                  14

--------------------------------------------------------------------------------
                              EMERALD ISLE BANCORP, INC
                              CONSOLIDATED BALANCE SHEET



                                                      -----------------------------------
                                                           30-SEP-96          31-DEC-95
                                                          (UNAUDITED)         (AUDITED)
                                                      -----------------------------------
ASSETS:
Total cash and due from banks                              $4,187,457          $3,213,259
Short term investments                                      5,627,673           4,860,000
Securities held to maturity                                88,313,215          77,565,687
Securities available  for sale                             34,677,554          42,874,583
Loans, net                                                247,855,994         208,326,723
Banking premises & equipment, net                           7,117,429           5,574,956
Accrued interest receivable                                 2,475,641           2,128,536
Other real estate owned                                        70,000             430,000
Other assets                                                2,057,377           1,891,469
                                                       ----------------    ----------------
   Total assets                                          $392,382,340        $346,865,213
                                                       ----------------    ----------------
                                                       ----------------    ----------------


LIABILITIES & STOCKHOLDERS' EQUITY
Deposits:
  Now & demand deposits                                   $26,515,368         $22,011,361
  Money market accounts                                    35,428,234          33,819,928
  Other deposits                                           46,671,019          46,038,261
  Term certificates accounts                              213,247,769         180,917,699
                                                       ----------------    ----------------
    Total deposits                                        321,862,390         282,787,249
Federal Home Loan Bank advances                            41,668,000          38,968,000
Mortgagors' escrow payments                                 1,457,287           1,094,397
Income taxes payable                                           53,097             364,444
Other liabilities                                             541,986             826,507
                                                       ----------------    ----------------
    Total liabilities                                     365,582,760         324,040,597
Commitments and contingencies
STOCKHOLDERS' EQUITY
  Serial preferred stock, $1.00 par value 1,000,000
   shares authorized: none issued                                   0                   0
  Common stock, $1.00 par value, 5,000,000 shares
   authorized 1,765,568 and 1,532,431 shares
   issued and outstanding                                   1,765,568           1,532,431
  Additional paid-in-capital                               11,982,715           8,824,970
  Undivided profits                                        13,621,897          12,406,361
  Net unrealized (loss)/gain on securities
  available for sale                                         (570,600)             60,854
                                                       ----------------    ----------------
    Total stockholders' equity                             26,799,580          22,824,616
                                                       ----------------    ----------------
      Total Liabilities & Stockholders' Equity           $392,382,340        $346,865,213
                                                       ----------------    ----------------
                                                       ----------------    ----------------

--------------------------------------------------------------------------------

                            EMERALD ISLE BANCORP, INC
                            CONSOLIDATED STATEMENT OF INCOME

                                                    --------------------------------------------------------------------------------
                                                    --------------------------------------------------------------------------------
                                                             Three months ended                    Nine months ended
                                                      September 30       September 30        September 30              September 30
                                                         1996               1995                1996                       1995
                                                     -------------------------------------------------------------------------------
                                                     -------------------------------------------------------------------------------
INTEREST & DIVIDEND INCOME
Interest on loans                                      $5,358,907          $4,586,235         $15,104,965              $12,681,350
Income & dividends on investment securities             2,008,073           1,460,106           5,872,444                4,321,728
Interest on short - term investments                       90,980              27,255             145,753                  262,263
                                                     ------------          ------------------------------             ------------
     Total interest & dividend income                   7,457,960           6,073,596          21,123,162               17,265,341

INTEREST EXPENSE
Interest on deposits                                    3,677,926           3,100,306          10,441,825                8,935,861
Interest on borrowed funds                                708,146             458,020           1,884,497                  891,164
                                                     ------------          ------------------------------             -------------

     Total interest & dividend expense                  4,386,072           3,558,326          12,326,322                9,827,025
                                                     ------------          ------------------------------             -------------

Net interest income                                     3,071,888           2,515,270           8,796,840                7,438,316
Provision for possible loan losses                         50,000              48,334           1,136,333                  300,000
                                                     ------------          ------------------------------             -------------

     Net interest income after loan loss provision      3,021,888           2,466,936           7,660,507                7,138,316
                                                     ------------          ------------------------------             -------------

OTHER INCOME
Gains (losses) securities sales                           (20,156)            191,395              33,124                  310,657
Gains (losses) real estate sale                                 0                   0             (12,948)                (130,070)
Gains (losses) on loan sales net                           (2,900)               (178)             13,101                  (55,370)
Gains (losses) on sale of fixed assets                          0                   0                   0                    4,748
Gains (losses) on sale of loan servcing                         0                   0                   0                  763,806
Miscellaneous                                             150,530             122,496             479,128                  435,070
                                                     ------------          ------------------------------             -------------

     Total other income                                   127,474             313,713             512,405                1,328,841
                                                     ------------          ------------------------------             -------------

OPERATING EXPENSES
Salaries & employee benefits                            1,080,875             848,925           3,087,744                2,483,073
Net occupancy & Equipment                                 336,431             261,336             984,634                  733,013
Other real estate owned                                    30,538              48,367              78,858                  195,471
Other noninterest expenses                                509,371             486,062           1,498,287                1,641,220
                                                     ------------          ------------------------------             ------------

     Total operating expenses                           1,957,215           1,644,690           5,649,523                5,052,777
                                                     ------------          ------------------------------             -------------

Income (loss) before  taxes                             1,192,147           1,135,959           2,523,389                3,414,380
Income taxes                                              464,937             427,181             974,122                1,255,216
                                                     ------------          ------------------------------             -------------

Net income                                                727,210             708,778           1,549,267                2,159,164
                                                     ------------          ------------------------------             -------------
                                                     ------------          ------------------------------             -------------
Per common share
Net income
Primary                                                     $0.43               $0.46               $0.95                    $1.40

Average number of common shares
Primary                                                 1,690,728           1,553,198           1,629,212                1,539,312


                           EMERALD ISLE BANCORP, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                      Nine months ended September 30, 1996
                            (Unaudited in thousands)

                                                                               NET UNREALIZED
                                                   ADDITIONAL                     LOSS ON
                                    COMMON          PAID-IN      UNDIVIDED       MARKETABLE
                                     STOCK          CAPITAL       PROFITS     EQUITY SECURITIES       TOTAL
                                  ------------   ------------  -------------  -----------------   -------------
Balance at December 31, 1995       $1,532,431     $8,824,970    $12,406,361        $60,854         $22,824,616
Net income                                                        1,549,267                          1,549,267
Issuance of additonal stock           233,137      3,157,744                                         3,390,881
Increase in net unrealized loss
on securities held for sale                                                       (631,454)           (631,454)
Cash dividend paid                                                 (333,730)                          (333,730)
                                   ----------    -----------    -----------    -----------         -----------
Balance at September 30, 1996      $1,765,568    $11,982,714    $13,621,898      ($570,600)        $26,799,580
                                   ----------    -----------    -----------    -----------         -----------

                           Emerald Isle Bancorp, Inc.
                      Consolidated Statements of Cash Flows

                                                  Nine Months Ended September 30
                                                  ------------------------------
                                                      1996              1995
                                                  ------------      ------------
Cash flows from operating activities
Net Income                                         $1,549,267        $2,159,164
Adjustments to reconcile net income to net cash
 provided by operating activities
   Depreciation                                       491,289           378,982
   Amortization of bond premium                       292,207           418,708
   Loan loss provision                              1,136,333           300,000
   (Gain) on sale of loans, real estate owned,
    securities, and joint venture interest, (net)     (33,276)         (893,770)
   Deferred loan fees                                  74,920          (255,736)
   Loans sold                                       8,844,519        13,158,533
   Loans originated for sale                       (8,837,218)       (7,709,396)
   Increase (decrease) in accrued expenses,
    income taxes, and other liabilities            (1,227,322)          193,367
   (Increase) decrease in accrued interest
    receivable                                       (347,105)         (155,989)
   (Increase) decrease in other assets                843,243           196,945
                                                  ------------      ------------
   Total adjustments                                1,237,590         5,631,644
                                                  ------------      ------------
                                                  ------------      ------------

Net cash provided by operating activities           2,786,857         7,790,808
                                                  ------------      ------------
Cash flows from investing activities
Loans purchased                                    (5,036,754)      (19,648,822)
Loans paid(net)                                   (35,845,081)      (24,597,890)
Proceeds of Oreo Sales                                494,163           666,000
Short-term investments ( net)                        (767,673)          890,000
Purchases of securities held to maturity          (21,961,856)
Proceeds from maturities of securities held
 to maturity                                       11,017,656         9,273,697
Purchase of securities available for sale         (10,503,518)      (29,245,821)
Proceeds of securities available for sale          17,628,984        21,924,171
Purchases of premises and equipment                (2,033,762)       (1,071,684)
                                                  ------------      ------------
Net cash used by investing activities             (47,007,841)      (41,810,349)
                                                  ------------      ------------
Cash flows from financing activities
Deposits, net                                      39,438,031        22,551,583
 FHL Bank Advances (net)                            2,700,000        11,300,000
Proceeds from sale of Common Stock                  3,390,881           566,577
Dividends Paid                                       (333,730)         (243,390)
                                                  ------------      ------------
Net cash provided by financing activities          45,195,182        34,174,770

Net increase (decrease) in cash                       974,198           155,229
Cash and cash equivalents--beginning of year        3,213,259         3,780,957
                                                  ------------      ------------
Cash and cash equivalents--end of year             $4,187,457        $3,936,186
                                                  ------------      ------------
Supplemental disclosures of cash flow information:

   Interest paid                                  $12,283,716        $9,811,906
   Federal income taxes paid                         $385,000          $600,000

                   EMERALD ISLE BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996

          1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          The interim consolidated financial statements of Emerald Isle Bancorp, Inc. and Subsidiaries (Kildare Corporation/The Limerick Securities Corporation/Meath Corporation) presented herein should be read in conjunction with the consolidated financial statements of The Hibernia Savings Bank. for the year ended December 31, 1995.
          Consolidated financial information as of September 30, 1996 and the results of operations and the changes in stockholders' equity and cash flows for the nine months ended September 30, 1996 and 1995 are unaudited, and in the opinion of management reflect all adjustments (consisting solely of normal recurring accruals) necessary for a fair presentation of such information. Interim results are not necessarily indicative of results to be expected for the entire year.
          2)   COMMITMENTS
          At September 30, 1996 the Company had outstanding commitments to originate loans amounting to approximately $25,434,000 which are not reflected in the consolidated balance sheet.
          3)   EARNINGS PER SHARE
          The earnings per share computations for the quarter ended September 30, 1996 are based on 1,690,728 common shares outstanding, and for the quarter ended September 30, 1995 are based on 1,553,198 common equivalent shares outstanding.
          4)   FORMATION  OF HOLDING COMPANY
          At the annual meeting of Stockholders on April 29,1996 The Hibernia Savings Bank stockholders voted to approve a plan of reorganization and acquisition between the Bank and Emerald Isle Bancorp, Inc. a newly formed Massachusetts corporation organized at the direction of the Bank, and each of the transactions contemplated thereby, pursuant to which the Bank will become a wholly owned subsidiary of the Emerald Isle Bancorp, Inc. The plan of reorganization and acquisition, dated February 15, 1996, between the Bank and Emerald Isle Bancorp, Inc. provides that each share of the Bank's outstanding common stock, will be automatically converted into and exchanged for one share of common stock of Emerald Isle Bancorp, Inc. October 1, 1996 marked the completion of the formation of the holding company Emerald Isle Bancorp, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Management's discussion and analysis of the financial conditions and results of operations for the three and nine month period ended September 30, 1996.

          The Company's total assets increased 17.5% on an annualized basis to $392,382,340 at September 30, 1996 from total assets of $346,865,213 at December 31, 1995 and increased 21.4% from total assets of $323,246,925 at September 30, 1995. Short term investments, securities held to maturity and securities held for sale totaled $128,618,442 or 32.8% of total assets at September 30, 1996 an increase of $3,317,172 from $125,300,270 or 36.1% of total assets at
          December 31, 1995 and an increase of $19,967,497 from $108,650,945 or 33.6% of total assets at September 30, 1995. Loans, net increased $39,529,271 or 19.0 % to $247,855,994 or 63.2% of total assets at September 30, 1996 from $208,326,723 or 60.1% of total assets at December 31, 1995 and increased $46,295,451 from $201,560,543 or 62.4% of total assets at September 30, 1995. The Company, during the third quarter of 1996, originated and purchased loans totaling $43,808,361 and sold loans totaling $5,815,971 as compared to loans originated and purchased of $26,876,871 and sold loans totaling $4,905,861 during the third quarter of 1995. Foreclosed real estate at September 30, 1996 totaled $70,000 or 0.02% of total assets compared to $430,000 or 0.12% of total assets at December 31, 1995 and $608,673 or 0.19% of total assets at September 30, 1995. The Company's non-performing loans totaled $842,897, or 0.21% of total assets at September 30, 1996 as compared to $930,766 or 0.27% of total assets at December 31, 1995 and $1,015,891 or 0.31% of total assets at September 30, 1995. The Company's loan loss provision for the third quarter ended September 30, 1996 was $50,000 as compared to $48,334 for
          the third quarter of 1995.   The allowance for loan losses
          totaled $2,598,913 at September 30, 1996 as compared to $2,541,997 at December 31, 1995 and $2,503,982 at September
          30, 1995.

          Deposits at September 30, 1996 totaled $321,862,390 as compared to $282,787,249 at December 31, 1995 an increase of $39,075,141, or 18.4% on an annualized basis, and also increased $43,257,513 or 15.5% from deposits of $278,604,877 at September 30, 1995. Outstanding borrowings totaled $41,668,000 at September 30, 1996 an increased of $2,700,000 from $38,968,000 at December 31, 1995 and increased $21,368,000 from $20,300,000 at September 30, 1995.

          Stockholders' Equity increased to $26,799,580 at September 30, 1996 from $22,824,616 at December 31, 1995 and $22,282,268 at September 30, 1995. The increase for the third quarter is due to earnings of $727,210, the issuance of 103,478 additional shares of stock, of which 100,000 shares were issued through a private placement raising, net of expenses, $1,501,500 of new capital, and a decrease as a result of the payment of a $.07 dividend on common shares outstanding totaling $116,394.

          Material Changes in Results of Operations

          Net income for the third quarter ended September 30, 1996 was $727,210 or $.43 per share as compared to net income in the third quarter ended September 30, 1995 of $708,778 or $.46 per share.

          Interest and dividend income increased in the third quarter of 1996 to $7,457,960 from $6,073,596 for the third quarter
          of 1995 or 22.8%.    The Company's total yield on average
          earning assets for the third quarter of 1996 was 7.94% as compared to 8.0% for the third quarter of 1995. Total earning assets increased $67,649,447 or 21.7% to $379,350,026 at September 30, 1996 from $311,700,579 at
          September 30, 1995. The increase in earning assets accounts for the increase of $1,384,364 in interest income.

          Interest expense increased by $827,746 or 23.2% to $4,386,072 for the third quarter ended September 30, 1996 from $3,558,326 for the third quarter ended September 30, 1995. The average cost of funds for the third quarter was 4.67% at September 30, 1996 as compared to 4.68% for the same quarter in 1995. The increase of $26,062,000 in average total deposits, along with an increase in outstanding borrowings of $21,368,000 to $41,668,000 at September 30, 1996 from $20,300,000 at September 30, 1995 explains the increase in interest expense.

          Non-interest expenses totaled $1,957,214 for the third quarter ended September 30, 1996 as compared to $1,644,689 for the same period in 1995, an increase of $312,525 or 19.0%. The principal increases are wage and benefit costs, occupancy costs, and marketing costs. The Bank has increased personnel in all customer related areas. The Company's lending perspective has grown and along with this the Company has increased staff to be able to meet its customers borrowing needs and to maintain our portfolio. The increase of branch personnel relates to three new locations, one in

          Hingham which opened in July of 1995, one in Stoughton which opened in December of 1995 and a second location in Hingham which opened in May of 1996. Occupancy expenses increased due to the addition of the three new full service branches
          mentioned above.   Marketing and advertising costs also
          increased as a result of the ongoing expansion of our franchise. Non-interest expense was positively effected by the reduction of our OREO expenses.

          Other income decreased by $127,474 to $186,239 for the third quarter ended September 30, 1996 from $313,713 for the same
          period in 1995.   Other income for the third quarter of 1996
          included service charges of $137,098, gains on the sale of loans of $2,900, losses on the sale of securities of $20,156 and OREO income of $7,632 compared to service charges of $111,107, losses on the sale of loans of $178, gains on the sale of securities of $191,395 and OREO income of $11,389 for the third quarter of 1995.

          Income Tax

          Provision  for income taxes for the quarter ended
          September 30, 1996 was $464,938 as compared to $427,181 for the same period in 1995.

          Liquidity and Capital

          The Company attempts to maximize interest-earning assets while maintaining sufficient funds on hand to meet loan commitments, cash disbursements and possible deposit outflows. The Company obtains funds for investment and other banking purposes principally from deposits, borrowings, loan repayments and through sales of loans, loan participations and securities available for sale, and maturity of investment securities are a relatively stable source of funds, deposit flows are greatly influenced by general interest rates, economic conditions and competitive factors. Borrowings may also be used to offset reductions in other sources of funds such as deposits. The Bank may borrow up to 30% of its total assets but not more than 20 times its capital stock holdings in the FHLB for any sound business purpose for which the Bank has legal authority. Borrowings authorized totaled $53,414,000 at September 30, 1996.

          Capital Resources and Dividends

          The Company's regulators have classified and defined capital into the following components: (1) Tier I capital, which includes tangivle stockholders' equity for common stock and certain perpetual preferred stock, and (2) Tier II capital, which includes a portion of the allowance for possible loan losses, certain qualifying long-term debt and preferred stock which does not qualify for Tier I capital. In addition, they have implemented risk-based capital guidelines that require a bank to maintain certain minimum capital as a percent of such bank's assets and certain off-balance sheet items adjusted for pre-defined credit risk factors (risk-adjusted assets). As of September 30, 1996 the Bank's Tier I and Tier II capital ratios were 11.69% and 12.80%, respectively. In addition to the risk-based guidelines discussed above, the Bank's regulators require that the Bank maintain a minimum leverage (Tier I capital as a percent of tangible assets) of 4%. As of September 30, 1996 the Bank had a leverage capital ratio of 6.8%.

          Asset/Liability Management

          The overall interest rate sensitivity of the Bank is dependent upon the bank's ability to reprice its interest rate sensitive assets and liabilities. The ability to successfully manage the repricing of assets and liabilities significantly reduces the interest rate risk in any interest rate environment. As of September 30, 1996 the Bank is net liability sensitive for the next twelve months going forward, and for the following one to two year period, net asset sensitive in the two to three and three to five year time horizons, liability sensitive in the five to ten year horizon and asset sensitive thereafter. The Bank's management monitors and manages interest rate risk as an integral part of its overall business strategy.

                           PART II - OTHER INFORMATION

     For the quarter ended September 30, 1996, Items 1, 2, 3 and 5 of Part II are either inapplicable or would elicit a response of "None" and therefore no reference thereto has been made herein.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Hibernia Savings Bank held its Annual Meeting of Stockholders on April 29, 1996.

(b) At the annual meeting, the following individuals were elected as Directors of the Bank:

          William E. Lucey                        Paul D. Osborne
          CERTIFIED PUBLIC ACCOUNTANT             TREASURER
          O'CONNOR & DREW                         OSBORNE OFFICE FURNITURE

          Thomas P. Moore, Jr.                    Douglas C. Purdy
          VICE PRESIDENT                          ATTORNEY-AT-LAW
          STATE STREET RESEARCH & MANAGEMENT CO.  SERAFINI, PURDY, DINARDO &
                                                  WELLS

          Mark A. Osborne
          CHAIRMAN OF THE BOARD AND
          CHIEF EXECUTIVE OFFICER
          THE HIBERNIA SAVINGS BANK

          Each other director whose term of office as a director continued after the annual meeting is set forth below:

          Martha M. Campbell                      Richard J. Murney
          ATTORNEY-AT-LAW                         CERTIFIED PUBLIC ACCOUNTANT

          Bernard J. Dwyer                        John V. Murphy
          ATTORNEY-AT-LAW                         EXECUTIVE VICE PRESIDENT &
                                                  CHIEF OPERATING OFFICER
          Peter L. Maguire, President             DAVID L. BABSON & CO., INC.
          MANAGEMENT INFORMATION SERVICES

          Michael T. Putziger                     Richard P. Quincy
          ATTORNEY-AT-LAW                         PRESIDENT
          ROCHE, CARENS & DEGIACOMO               QUINCY & CO.

         Thomas J. Carens                        William T. Novelline
         OF COUNSEL                              PRESIDENT
         ROCHE, CARENS & DEGIACOMO               ABBOT FINANCIAL MANAGEMENT

(c) In addition to the election of directors, the following matters were also voted upon at the annual meeting: formation of a holding company; election of the clerk; and selection of auditors.

     (i) The individuals identified below were elected to serve as directors of the Bank for three year terms as follows:

                            For          Against      Abstentions     Broker
                                       or Withheld                   Non-Votes
Thomas P. Moore, Jr.     1,304,280        60,393           -             -
Mark A. Osborne          1,310,462        54,211           -             -
Paul D. Osborne          1,310,462        54,211           -             -
Douglas C. Purdy         1,307,762        56,911           -             -

    (ii) The individual identified below was elected to serve as a director of the Bank for a one year term as follows:

                            For          Against      Abstentions     Broker
                                       or Withheld                   Non-Votes
William E. Lucey         1,307,440        53,425         3,808           -

   (iii) As set forth in the Bank's proxy statement, the holding company formation was accomplished under a Plan of Reorganization and Acquisition dated as of February 15, 1996 which provides for the acquisition of all of the outstanding shares of the Bank's common stock, $1.00 par value by the Company in exchange for an equal number of shares of Company common stock, $1.00 par value, in a share exchange pursuant to Chapter 172, Section 26B of the Massachusetts General Laws. The vote for the formation of the holding company was as follows:

     For             Against               Abstentions               Broker
                   or Withheld                                      Non-Votes
 1,101,481            9,269                   3,554                  250,369


    (iv) The stockholders of the Bank voted to reelect Douglas C. Purdy as the Clerk of the Bank until the next election or until a successor is elected and qualified. The vote for the Clerk was as follows:

     For             Against               Abstentions               Broker
                   or Withheld                                      Non-Votes
 1,309,624           51,350                   3,699                     -


     (v) The stockholders of the Bank voted to approve the selection of Arthur Andersen, LLP, as independent auditors for the Bank to certify the Annual Report of Condition of the Bank for the year ending
          December 31, 1996, as follows:

     For             Against               Abstentions               Broker
                   or Withheld                                      Non-Votes
 1,358,735            1,800                   4,138                     -


(d)  Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

Exhibit No.    Exhibit Description

10.1           Employment Agreement between The Hibernia Savings Bank and
               Mark A. Osborne

10.2 Special Termination Agreement between The Hibernia Savings Bank and Mark A. Osborne

10.3 Amendment to Special Termination Agreement between The Hibernia Savings Bank and Mark A. Osborne

     (b) On October 7, 1996, the Company filed a Form 8-K and reported in response to Item 2 the consummation of the reorganization of The Hibernia Savings Bank into a wholly-owned subsidiary of the Company. In the Company's Form 8-K, it incorporated by reference from its Registration Statement on Form 8-A the financial statements contained in the Bank's Annual Report on Form F-2 for the year ended December 31, 1995 and the Quarterly Report on Form F-4 for the three months ended March 31, 1996. The Company also included the Bank's Quarterly Report on Form F-4 for the three months ended June 30, 1996 as an exhibit to the Company's Form 8-K.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             Emerald Isle Bancorp, Inc.


Date:  November 14, 1996                     By:  /s/ Gerard F. Linskey
                                                  ---------------------
                                                  Gerard F. Linskey,
                                                  Treasurer