Form 10-K405
period 1996-12-31
EMERALD ISLE BANCORP INC
filed 1997-03-26
CIK 1018380

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                                   (MARK ONE)
           (X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
             THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                 FOR THE TRANSITION PERIOD FROM       TO
                         COMMISSION FILE NUMBER 0-21175
                           EMERALD ISLE BANCORP, INC.
             (Exact Name of Registrant as specified in its charter)

                MASSACHUSETTS                                   04-3300934
       (State or other jurisdiction of             (I.R.S. Employer Identification No.)
       incorporation or organization)

             730 HANCOCK STREET                                 02170-2722
            QUINCY, MASSACHUSETTS                               (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (617) 479-5001
        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                    COMMON STOCK, PAR VALUE $1.00 PER SHARE
                                (Title of Class)
--------------------------------------------------------------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

    The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant, based on the closing sales price of the registrant's Common Stock as quoted on the NASDAQ National Market System on February 28, 1997 was approximately $42,460,300.

    As of February 28, 1997 there were issued and outstanding 2,234,756 shares of the registrant's Common Stock.
--------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

    PORTIONS OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT FOR THE ANNUAL MEETING OF STOCKHOLDERS TO BE HELD ON APRIL 28, 1997 ARE INCORPORATED BY REFERENCE INTO PART III OF THIS FORM 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

GENERAL

    Emerald Isle Bancorp, Inc. (the "Corporation") is a bank holding company incorporated under the laws of the Commonwealth of Massachusetts in January of 1996, and is registered under the Bank Holding Company Act of 1956, as amended. The Corporation is the holding company of The Hibernia Savings Bank (the "Bank") and its subsidiaries and was organized at the direction of the Bank for the purpose of becoming the Bank's holding company, pursuant to a Plan of Reorganization and Acquisition dated February 15, 1996 and approved by shareholders at the April 28, 1996 Annual Stockholders meeting. The reorganization was consummated on October 1, 1996 and was treated as a pooling of interests for accounting purposes. As of such date, the Bank became a wholly-owned subsidiary of the Corporation and the Corporation issued 1,765,568 shares of its $1.00 par value per share common stock in exchange for all of the outstanding shares of the Bank on a one for one basis. Currently, the Corporation has no operations beyond its investment in the Bank.

    The Bank is a Massachusetts chartered stock savings bank founded in 1912. The Bank's deposit accounts are insured by the Federal Deposit Insurance Corporation ("FDIC") Bank Insurance Fund to a maximum of $100,000 for each depositor and by the Deposit Insurance Fund of Massachusetts ("DIF") for deposits in excess of $100,000 per depositor. The Bank is also subject to supervision and regulation by the Board of Governors of the Federal Reserve System, The Federal Deposit Insurance Corporation and the Massachusetts Division of Banks.

    The Bank was incorporated in May, 1912 in Boston and 68 years later opened our second location at 51 Commercial Street, Braintree, Massachusetts. The Bank's third location opened in July, 1987 at 731 Hancock Street, Quincy, Massachusetts. The Bank's headquarters was moved from Boston to 731 Hancock Street, Quincy, Massachusetts in August, 1989. The Bank's fourth location at 1150 Washington Street, Weymouth, Massachusetts was opened in July of 1990. In September of 1994, the Bank opened a training branch at the Quincy High School at 52 Coddington Street, Quincy, Massachusetts. In July of 1994, the Bank's fifth full service branch was opened at 274 Main Street, Hingham, Massachusetts. The sixth full service branch was opened in December of 1995 at 397 Washington Street, Stoughton, Massachusetts. Again in 1996, the Bank opened two more locations, our seventh full service branch at 71 Main Street, Hingham, Massachusetts and our eighth full service branch was opened in November of 1996 at 63 Franklin Street, Quincy, Massachusetts. The Bank has also received approval from both the FDIC and Massachusetts Commissioner of Banks to open our ninth location at 470 West Broadway, South Boston, Massachusetts, which is expected to commence operations during the second quarter of 1997.

    The Bank's subsidiaries include, Kildare Corporation, Meath Corporation, which are inactive at this time, and a special purpose security corporation, Limerick Securities whose sole purpose is to buy, hold and sell securities for its own account. The securities corporation takes advantage of a lower Massachusetts tax rate for a securities corporation (1.32%) versus a bank tax rate of 12.13%. No operational or banking activities take place in this subsidiary, which was incorporated in 1990.

    The Corporation's principal business, conducted through the Bank, consists of attracting deposits from the general public and investing these deposits, together with funds generated by operations or borrowings from the Federal Home Loan Bank of Boston, in residential mortgage loans, commercial real estate loans, construction loans, multi-family residential mortgage loans, commercial and small business loans and other loans. During the past two to three years, the Bank has become an active lender to the small business community within our primary market area. This opportunity has resulted from the continued consolidation of the banking industry in our primary market area. In addition, the Bank invests in securities issued by the U.S. Government and agencies through mortgage-backed securities, corporate debt securities and other investments permitted by federal and state laws and regulations. The Bank's revenues are derived principally from interest on its loan portfolio and interest and dividends on its various investments. The Bank's primary sources of funds for these investments are deposits, principal and interest payments on loans and mortgage-backed securities and borrowings mainly from the Federal Home Loan Bank of Boston.

MARKET AREA AND COMPETITION

    The Corporation, including subsidiaries, is a bank holding company offering a number of financial services, loans and deposits primarily designed and directed to meet the needs of the communities that we serve. The Corporation's lending markets and deposit gatherings are primarily concentrated from Boston, south to Marshfield. The Corporation's primary market area includes several sections of Boston, including the Financial District, Back Bay, South End, Beacon Hill, South Boston, Dorchester and parts of Roxbury and Mattapan and the city of Quincy, plus the towns of Braintree, Weymouth, Hingham, Scituate, Cohasset, Milton, Norwell, Hanover, Marshfield, Hull, Holbrook, Randolph, Canton, Stoughton and Pembroke. The Corporation's headquarters and main office are located at 730 and 731 Hancock Street, Quincy, Massachusetts, respectively, an industrial, commercial and residential city located south of Boston with a population of approximately 85,000.

    The Corporation's market area in total has a number of financial institutions, several of which are significantly larger and have greater financial resources, and all of which are competitors of the Corporation. The Corporation's market area includes competition from commercial banks, credit unions, mortgage banking companies, mutual funds, insurance companies and other financial institutions. Currently, the identity of our direct competition is changing dramatically as a result of the continued consolidation of the banking industry as a result of mergers and acquisitions. This industry consolidation has made it possible for us to expand our franchise and offer more products and services in our primary market area. The ability of the Corporation to remain competitive in the future will depend on how successfully we can respond to the rapidly evolving competitive, regulatory, technological and demographic changes affecting our business.

LENDING ACTIVITIES

    The Bank's lending activities have focused primarily on the origination and purchases of residential, commercial real estate and commercial business loans for inclusion in our loan portfolio. In addition, the Bank provides home equity lines, second mortgages and secured and unsecured consumer loans. The Bank also is active in the secondary market for our fixed rate loan products. The Bank, over the past two or more years has expanded the lending department to include commissioned loan originators and established a commercial lending department, as previously discussed. As a result, 1,415 loans of all types were originated in 1996 totaling $143 million as compared to 962 loans of all types totaling $103.8 million in 1995 and 1,084 loans of all types totaling $70.1 million in 1994. As noted before, the consolidation of the banking industry has reduced the number of community banks in our market area which has afforded us the opportunity to substantially increase our loan origination volume. The growth in our portfolio balances outstanding has been in adjustable rate loans since the Bank sells most fixed rate loans originated into the secondary market. Loan sales into the secondary market totaled 134 loans totaling $18.3 million in 1996, compared to 126 loans totaling $12.9 million in 1995 and 66 loans totaling $6.8 million in 1994.

    As discussed, the continued consolidation of the banking industry within our market area, favorable economic conditions over the past two years and improvement in the local real estate market has produced more lending opportunities for the Bank. One area that benefited greatly from the foregoing conditions was our commercial real estate department which originated or purchased 79 loans totaling $68.3 million in 1996 compared to 47 loans totaling $27.2 million in 1995 and 68 loans totaling $29.3 million in 1994.

    The following table sets forth the composition of the Bank's loan portfolio in dollar amounts and in percentages for the respective portfolios at the dates indicated:

                                                                    AT DECEMBER 31,
                             ----------------------------------------------------------------------------------------------
                                      1996                    1995                    1994                    1993
                             ----------------------  ----------------------  ----------------------  ----------------------
                                        PERCENT OF              PERCENT OF              PERCENT OF              PERCENT OF
(DOLLARS IN THOUSANDS)        AMOUNT       TOTAL      AMOUNT       TOTAL      AMOUNT       TOTAL      AMOUNT       TOTAL
---------------------------  ---------  -----------  ---------  -----------  ---------  -----------  ---------  -----------
Mortgage loans on real
  estate:
  1-4 Family...............  $ 136,049       51.14%  $ 112,485       53.32%  $  83,589       50.38%  $  69,798       50.93%
  Multifamily..............     34,503       12.97%     34,633       16.42%     34,956       21.07%     23,914       17.45%
  Commercial...............     70,857       26.63%     44,479       21.08%     36,522       22.01%     33,466       24.42%
                             ---------  -----------  ---------  -----------  ---------  -----------  ---------  -----------
    Total mortgage loans...    241,409       90.74%    191,597       90.82%    155,067       93.46%    127,178       92.80%

Other loans:
  Consumer.................      2,076        0.78%      1,768        0.84%      1,593        0.96%      3,916        2.86%
  Equity lines of credit...        951        0.36%        747        0.35%        831        0.50%        464        0.34%
  Commercial...............     21,614        8.12%     16,857        7.99%      8,423        5.08%      5,490        4.01%
                             ---------  -----------  ---------  -----------  ---------  -----------  ---------  -----------
    Total other loans......     24,641        9.26%     19,372        9.18%     10,847        6.54%      9,870        7.20%
                             ---------  -----------  ---------  -----------  ---------  -----------  ---------  -----------
    Total loans............  $ 266,050      100.00%  $ 210,969      100.00%  $ 165,914      100.00%  $ 137,048      100.00%
                             ---------  -----------  ---------  -----------  ---------  -----------  ---------  -----------
                             ---------  -----------  ---------  -----------  ---------  -----------  ---------  -----------
  Less: Deferred loan fees
    and unearned income....        219                     100                     302                     139
    Less: Allowance for
      loan losses..........      2,623                   2,542                   2,241                   2,481
                             ---------               ---------               ---------               ---------
    Loans, net.............  $ 263,208               $ 208,327               $ 163,371               $ 134,428
                             ---------               ---------               ---------               ---------
                             ---------               ---------               ---------               ---------


                                      1992
                             ----------------------
                                        PERCENT OF
(DOLLARS IN THOUSANDS)        AMOUNT       TOTAL
---------------------------  ---------  -----------
Mortgage loans on real
  estate:
  1-4 Family...............  $  70,005       51.37%
  Multifamily..............     29,833       21.89%
  Commercial...............     33,388       24.50%
                             ---------  -----------
    Total mortgage loans...    133,226       97.77%
Other loans:
  Consumer.................      2,609        1.91%
  Equity lines of credit...        435        0.32%
  Commercial...............     --            0.00%
                             ---------  -----------
    Total other loans......      3,044        2.23%
                             ---------  -----------
    Total loans............  $ 136,270      100.00%
                             ---------  -----------
                             ---------  -----------
  Less: Deferred loan fees
    and unearned income....        132
    Less: Allowance for
      loan losses..........      3,056
                             ---------
    Loans, net.............  $ 133,082
                             ---------
                             ---------

    The following table sets forth the Bank's real estate loan originations and loan purchases, sales and principal repayments for the years indicated:

                                                                                    YEARS ENDED DECEMBER 31,
                                                                               ----------------------------------
(DOLLARS IN THOUSANDS)                                                            1996        1995        1994
-----------------------------------------------------------------------------  ----------  ----------  ----------
Real estate loans (gross):
At beginning of year.........................................................  $  191,597  $  155,067  $  127,178
Real estate loans originated:
  1-4 Family.................................................................      57,330      40,525      33,035
  Multifamily................................................................      14,507       4,966      11,408
  Commercial.................................................................      40,879      20,750      17,881
                                                                               ----------  ----------  ----------
    Total real estate loans originated:......................................     112,716      66,241      62,324

Real estate loans purchased
  1-4 Family.................................................................       2,534      20,215      --
  Multifamily................................................................       3,624       1,500      --
  Commercial.................................................................       9,324      --          --
                                                                               ----------  ----------  ----------
    Total real estate loans originated:......................................      15,482      21,715      --
                                                                               ----------  ----------  ----------
    Total real estate loans originated and purchased:........................     128,198      87,956      62,324
Reductions due to principal repayments, foreclosures and charge-offs.........     (60,071)    (38,510)    (27,670)
Sales of loans into secondary market.........................................     (18,315)    (12,916)     (6,765)
                                                                               ----------  ----------  ----------
At end of year...............................................................  $  241,409  $  191,597  $  155,067
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

RESIDENTIAL FIRST MORTGAGES

    The Bank offers various owner-occupied residential first mortgage loan products, including, but not limited to one, three and five year adjustable rate conforming, non-conforming mortgages, jumbo adjustable rate mortgage loans and seven, ten, fifteen, twenty and thirty year fixed rate mortgage loans. In addition, the Bank offers adjustable rate residential mortgage loans and short-term notes on non-owner occupied residential properties. Residential mortgage loans are defined as real estate loans secured by both owner-occupied and non-owner occupied on one to four family homes and condominiums. The Bank's policy is generally to lend up to 95% of the appraised value of the property securing a single family residential loan and requires the loan to have private mortgage insurance. The Bank may charge origination fees of up to 2% on one to four family residential mortgage loans. During 1996, the Bank originated or purchased 443 residential first mortgage loans totaling $59.9 million.

    The Bank's one to four family residential mortgage loans are generally underwritten according to Federal National Mortgage Association ("FNMA") or Federal Home Loan Mortgage Corporation ("FHLMC") guidelines, although the Bank may make loans in excess of the FNMA and FHLMC loan amount guidelines. At December 31, 1996, the Bank had $31.6 million of loans which it sold but continues to service for others.

RESIDENTIAL SECOND MORTGAGES

    In addition to residential first mortgage loans, the Bank also makes term residential second mortgage loans in amounts up to 70% of the appraised value of the property in excess of the first mortgage balance for terms not to exceed twenty years in amounts of $15,000 to $150,000. These loans are written on an adjustable rate basis and reviewed every one to three years and on a fixed basis up to fifteen years. In addition, the Bank originates adjustable rate second mortgage loans in the form of Home Equity Credit Lines for inclusion in its portfolio. Underwriting of residential second mortgage loans is in accordance with the Bank's Loan Policy which is reviewed and approved annually by the Board of Directors.

    During the year ended December 31, 1996, the Bank originated approximately $2.5 million of second mortgage loans. As of December 31, 1996, the Bank had $4.4 million of residential second mortgage loans outstanding, which were primarily home equity credit lines.

COMMERCIAL REAL ESTATE LOANS

    The Bank's commercial real estate loan portfolio is comprised of two major components, multi-family residential mortgage loans and commercial real estate loans on office buildings, retail space, large apartment buildings and industrial properties. The majority of the multi-family loans consist of buildings having five to fifteen units. At December 31, 1996 the Bank had $34.5 million or 13.0% of the loan portfolio in multi-family loans and $70.9 million or 26.6% in commercial real estate loans secured by office buildings and retail space. Commercial real estate mortgage loans are generally written for an initial note term of three to ten years and/or on an adjustable rate basis, and amortized up to twenty-five years. Underwriting of commercial real estate mortgage loans is in accordance with the Bank's Loan Policy which is reviewed and approved annually by the Board of Directors.

    During 1996, the Bank originated or purchased 79 commercial real estate loans totaling $68.3 million with an average loan size of $864,000.

COMMERCIAL AND INDUSTRIAL BUSINESS LOANS

    The Bank's commercial and industrial business loan portfolio totaled $21.6 million at December 31, 1996. During 1996, the Bank originated $10.6 million in commercial business loans. Commercial and industrial business loans are defined as small business loans, loans secured by business assets and secured by owner-occupied business real estate loans.

    Commercial and industrial business loans are generally written for an initial note term of three to five years and/or on a variable rate basis. Underwriting of commercial and industrial business loans is in accordance with the Bank's Loan Policy which is reviewed and approved annually by the Board of Directors.

CONSUMER LOANS

    The Bank's consumer loan portfolio at December 31, 1996 totaled $3.0 million. Consumer loans consist primarily of personal consumer loans, both secured and unsecured, education loans made under the Massachusetts Higher Education Association Corporation Program, passbook and stock loans, home improvement loans and personal lines of credit. Consumer loans are written over various terms, but the average life of a personal loan is approximately two to three years in length. The Bank within the past few months has established a new consumer loan department and hired a consumer loan officer, allowing us to expand our volume of consumer loan originations and improve the earnings contributed from this area. Consumer loans are made in accordance with the Bank's Loan Policy which is reviewed and approved annually by the Board of Directors. For 1996, 798 consumer loans were originated totaling $4.6 million.

RISK

    The Bank's asset quality has remained high throughout both fiscal years, 1996 and 1995. The Bank, like many companies, was adversely affected during the early 1990s by local economic conditions. However, an aggressive management plan to sell all real estate owned and resolve problem credits was put in place and as of December 31, 1996, the Bank had no other real estate owned. In the first quarter of 1996, the Bank recorded a special loan loss provision of $1.0 million as a result of a loan to the Bennett Funding Group, Inc. This company committed a well publicised fraud against its creditors. The Bank expects to record a recovery on this loan in 1997 and 1998 based on the recent bankruptcy court decision. In addition, the Bank's non-performing assets totaled $1,058,195 at December 31, 1996, compared to $930,766 at December 31, 1995 and $1,677,628 at December 31, 1994.

DELINQUENT LOANS

    As a matter of policy, the Bank does not accrue interest on loans past due 90 days or more. In addition, loans are placed on non-accrual status when, in the judgment of management, the probability of collection of interest is deemed unlikely. When a loan is placed in non-accrual status, i.e. non-performing loans, previously accrued but unpaid interest is deducted from interest income. As of December 31, 1996 the Bank had 6 loans delinquent 30 days or more totaling $373,520.

ALLOWANCE FOR POSSIBLE LOAN LOSSES

    The Bank's allowance for possible loan losses is reviewed monthly for adequacy and is established and maintained through the provision for possible loan losses. Provisions and charges to the allowance for possible loan losses are based on management's assessment of a number of items including the risk characteristics of the Company's loan portfolio, collateral and trends on delinquencies and charge-offs. Management believes it uses the best information available to determine the adequacy of the allowance for possible loan losses, actual losses may differ from current estimate and future adjustment may be required as a result of changes in economic conditions.

    The following table sets forth the Company's allowance for possible loan losses at the dates indicated:

                                                                 AT OR FOR THE YEAR ENDED DECEMBER 31,
                                                       ----------------------------------------------------------
(DOLLARS IN THOUSANDS)                                    1996        1995        1994        1993        1992
-----------------------------------------------------  ----------  ----------  ----------  ----------  ----------
Balance at beginning of period.......................  $    2,542  $    2,241  $    2,481  $    3,056  $    2,701
Provision for loan losses............................       1,211         300         135       2,080       2,270
                                                       ----------  ----------  ----------  ----------  ----------
Balance of allowance after provision.................       3,753       2,541       2,616       5,136       4,971
Loans charged-off:
  1-4 Family.........................................         266         176         219         755         445
  Multifamily........................................      --             127         484       2,235       2,195
  Commercial real estate.............................       1,015          25         380         424         111
  Other loans........................................          17          11          14          15          12
                                                       ----------  ----------  ----------  ----------  ----------
    Total loans charged-off..........................       1,298         339       1,097       3,429       2,763

Recoveries of loans previously charged-off...........         168         340         722         774         848
                                                       ----------  ----------  ----------  ----------  ----------
Balance of allowance at end of year..................  $    2,623  $    2,542  $    2,241  $    2,481  $    3,056
                                                       ----------  ----------  ----------  ----------  ----------
                                                       ----------  ----------  ----------  ----------  ----------
Amount of total loans at end of year.................     263,208     208,327     163,371     135,661     134,584
Average amount of loans outstanding..................     231,255     188,479     148,814     136,227     140,582
Loans charged-off as a percentage of average loans
  outstanding........................................        0.73%       0.18%       0.74%       2.52%       1.97%
Allowance for loan losses as a percentage of total
  loans at end of year...............................        1.00%       1.22%       1.37%       1.83%       2.27%
Allowance for loan losses as a percentage of
  nonperforming loans................................       247.9%      507.6%      145.1%      114.7%       88.8%

INVESTMENT ACTIVITIES

    The Bank's investment portfolio is used as a source of income, an asset/liability tool and a potential source of liquidity to fund loan growth or deposit outflows. The portfolio consists primarily of corporate bonds, mortgage-backed securities, U.S. Treasury obligations, federal agencies and some common stock, consistent with the Bank's asset and liability management activities.

    At December 31, 1996, the investment portfolio including short term investments, had a book value of $125,953,244 and a market value of $123,963,144. Of the $125,953,244, $83,512,156 or 66.3% was designated as held to maturity, $11,679,798 or 9.3% consisted of short term investments and the remaining balance of $30,761,290 or 24.4% being available for sale. The investment portfolio totaled 30.7% of the Bank's assets and provided 27.8% of interest income. The Company's longer term strategy is to have investments total approximately 25% of total assets.

    The following table sets forth information regarding the amortized cost and market value of the Bank's investment at the dates indicated:

                                                    1996                          1995                          1994
                                        ----------------------------  ----------------------------  ----------------------------
(DOLLARS IN THOUSANDS)                  AMORTIZED COST   FAIR VALUE   AMORTIZED COST   FAIR VALUE   AMORTIZED COST   FAIR VALUE
--------------------------------------  ---------------  -----------  ---------------  -----------  ---------------  -----------
SECURITIES AVAILABLE FOR SALE:
  Government securities...............     $  24,958      $  24,635      $  39,947      $  39,938      $  --          $  --
  Corporate bonds.....................         6,104          6,106         --             --              5,931          5,925
                                        ---------------  -----------  ---------------  -----------  ---------------  -----------
    Total debt securities available
      for sale........................        31,062         30,741         39,947         39,938          5,931          5,925
  Equities............................            18             20            628            738
                                        ---------------  -----------  ---------------  -----------  ---------------  -----------
    Total securities available for
      sale............................     $  31,080      $  30,761      $  40,575      $  40,676      $   5,931      $   5,925
                                        ---------------  -----------  ---------------  -----------  ---------------  -----------
                                        ---------------  -----------  ---------------  -----------  ---------------  -----------
SECURITIES HELD TO MATURITY:
  Government securities...............     $  22,000      $  21,318      $  --          $  --          $  --          $  --
  Mortgage backed securities..........        61,512         60,204         77,566         76,708        100,253         92,848
                                        ---------------  -----------  ---------------  -----------  ---------------  -----------
    Total securities held to
      maturity........................        83,512         81,522         77,566         76,708        100,253         92,848
                                        ---------------  -----------  ---------------  -----------  ---------------  -----------
    Total investment securities.......     $ 114,592      $ 112,283      $ 118,141      $ 117,384      $ 106,184      $  98,773
                                        ---------------  -----------  ---------------  -----------  ---------------  -----------
                                        ---------------  -----------  ---------------  -----------  ---------------  -----------

SOURCES OF FUNDS

    In general, the Bank's primary source of funds are deposits, borrowings, principal payments on loans and investments and maturities of loans and investments.

DEPOSITS

    The Bank's deposit products include NOW accounts, demand (checking) deposit accounts, money market deposit accounts, savings accounts and term certificates of deposit accounts. Deposit flows can vary significantly and are influenced by prevailing interest rates, economic conditions and pricing by the Bank's competitors. Deposit rates are established by management on a regular basis after reviewing cash flows, funding requirements, competitive factors and the general trend of interest rates.

    As of December 31, 1996, and 1995, deposits totaled $337,089,927 and $282,787,249 respectively. The following table sets forth the distribution of the Bank's average deposits during the years indicated along with weighted average rate by deposit category:

                                              1996                                   1995                            1994
                              -------------------------------------  -------------------------------------  ----------------------
                                         PERCENT OF     WEIGHTED                PERCENT OF     WEIGHTED                PERCENT OF
                               AVERAGE      TOTAL        AVERAGE      AVERAGE      TOTAL        AVERAGE      AVERAGE      TOTAL
                               AMOUNT     DEPOSITS        RATE        AMOUNT     DEPOSITS        RATE        AMOUNT     DEPOSITS
                              ---------  -----------  -------------  ---------  -----------  -------------  ---------  -----------
Demand......................  $  10,873        3.57%         0.00%   $   7,969        3.00%         0.00%   $   6,076        2.59%
NOW.........................     13,230        4.34%         1.50%      10,365        3.90%         1.50%       9,664        4.11%
Money market................     35,842       11.77%         3.45%      27,459       10.32%         4.14%       5,498        2.34%
Regular savings.............     46,823       15.37%         2.93%      50,210       18.87%         2.82%      86,656       36.90%
Term certificates...........    197,853       64.95%         5.78%     170,020       63.91%         5.63%     126,968       54.06%
                              ---------  -----------          ---    ---------  -----------          ---    ---------  -----------
  Total Deposits............  $ 304,621      100.00%         4.68%   $ 266,023      100.00%         4.62%   $ 234,862      100.00%
                              ---------  -----------          ---    ---------  -----------          ---    ---------  -----------
                              ---------  -----------          ---    ---------  -----------          ---    ---------  -----------


                                WEIGHTED
                                 AVERAGE
                                  RATE
                              -------------
Demand......................         0.00%
NOW.........................         1.49%
Money market................         2.66%
Regular savings.............         2.89%
Term certificates...........         4.80%
                                      ---
  Total Deposits............         3.78%
                                      ---
                                      ---

BORROWINGS

    Over the past few years, the Bank has borrowed funds principally from the Federal Home Loan Bank of Boston ("FHLB") to fund asset growth. Also, aggressive pricing by competition for retail deposits within our market area, dictate from a cost standpoint, that we utilize borrowings as an alternative funding source from time to time. At December 31, 1996, the Bank had $41.7 million outstanding in FHLB advances.

EMPLOYEES

    At December 31, 1996, the Company had 112 employees, of whom, 22 were considered part-time. Management considers its relationship with its employees to be good. The Company's employees are not represented by any collective bargaining group.

    The Company's employee benefits for full-time employees include Employee Stock Ownership Plan ("ESOP"), a 401K Plan, a bonus plan and master medical, dental, life and long-term disability insurance programs. The employee benefits are considered by management to be competitive with those offered by other financial institutions and major employers in the Company's market area.

COMPETITION

    The Company faces extensive competition, both in originating loans and in attracting deposits, from other savings banks as well as co-operative banks, commercial banks, savings and loan associations, credit unions, and other financial service businesses.

    Competition for loans comes primarily from other savings banks, co-operative banks, savings and loan associations, commercial banks, and mortgage banking companies. The Company competes for loans principally on the basis of interest rates and loan fees, types of loans originated, processing time, and the quality of service provided to borrowers.

    In attracting deposits, the Company's primary competitors are other thrift institutions, commercial banks, mutual funds, and credit unions. The Company's branches attract deposits from the communities in which they are located. The Company's attraction and retention of deposits depends principally on the quality of its service and its ability to provide investment opportunities that satisfy the requirements of investors with respect to rate of return, liquidity, risk, and other factors. The Company also competes for these deposits by offering convenient locations and convenient business hours.

    Management believes that providing quality financial services and products in a personalized manner along with maintaining a community orientation have long been characteristics of the Company which have resulted in customer recognition and loyalty. The Company seeks to develop multiple relationships with its customers through an experienced service staff and offers a wide range of financial products and services to meet the demands of the Company's existing market area and target customer base.

FEDERAL AND STATE TAXATION

    GENERAL The Company and its subsidiaries report their income on a fiscal year basis using the accrual method of accounting and are subject to federal income taxation in the same manner as other corporations with some exceptions. The fiscal year end for income tax purposes is October 31st of each year while the Company's financial statements fiscal year is presented on a calendar year basis. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Company.

    In August of 1996, Congress passed the Small Business Job Protection Act of 1996. Included in this bill was the repeal of IRC Section 593, which allowed thrift institutions special provisions in calculating bad debt deductions for income tax purposes. The repeal is effective for tax years beginning after December 31, 1995.

    One effect of this legislative change is to suspend the Bank's bad debt reserve for income tax purposes as of its base year (December 31, 1987). Any bad debt reserve in excess of the base year amount is subject to recapture over a six-year time period. The suspended (i.e. base year) amount is subject to recapture upon the occurrence of certain events, such as a complete or partial redemption of the Bank's stock or if the Bank ceases to qualify as a bank for income tax purposes.

    At December 31, 1996, the Bank's surplus includes approximately $1,410,054 of bad debt reserves, representing the base year amount, for which income taxes have net been provided. Since the Bank does not intend to use the suspended bad debt reserve for purposes other than to absorb the losses for which it was established, deferred taxes in the amount of $593,304 have not been recorded with respect to such reserve.

    MASSACHUSETTS TAXATION Although the Company will file a consolidated federal income tax return, savings institutions cannot file Massachusetts combined returns. For 1996, savings institutions are taxed in Massachusetts at the rate of 12.13% on their Massachusetts net income. In 1995, Massachusetts enacted tax reform legislation applicable to banks that would reduce this rate, over a period of time, to 10.50% in 1999. Massachusetts net income for savings institutions is gross income from all sources, without exclusion, for the taxable year, less the deductions, but not the credits, allowable under the provisions of the Internal Revenue Code as in effect for the taxable years, and taxes paid to other jurisdictions.

    The Company has a Massachusetts subsidiary which is qualified to be taxed as a security corporation for Massachusetts corporation excise tax purposes. Accordingly, this entity is taxed in Massachusetts at a rate of up to 1.32% of its gross income (including any intercompany dividends received from its bank subsidiary).

SUPERVISION AND REGULATION

    GENERAL As a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHC Act"), the Company is subject to substantial regulation and supervision by the Federal Reserve Board. As a state-chartered bank, the Bank is subject to substantial regulation and supervision by the FDIC and the Massachusetts Commissioner of Banks. Such activities are often intended primarily for the protection of depositors or are aimed at carrying out broad public policy goals that may not be directly related to the financial services provided by the Company and the Bank. Federal and state banking and other laws impose a number of requirements and restrictions on the business operations, investments and other activities of depository institutions and their affiliates.

GENERAL SUPERVISION AND REGULATION

    The Company, as a bank holding company under the BHC Act, is registered with the Federal Reserve Board and is regulated under the provisions of the BHC Act. Under the BHC Act, the Company is prohibited, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5 percent of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing or controlling banks or furnishing services to, or acquiring premises for, its affiliated banks, except that the Company may engage in and own voting shares of companies engaging in certain activities determined by the Federal Reserve Board, by order or by regulation, to be so closely related to banking or to managing or controlling banks "as to be a proper incident thereto."

    The Company is required by the BHC Act to file with the Federal Reserve Board an annual report and such additional reports as the Federal Reserve Board may require. The Federal Reserve Board also makes periodic inspections of the Company and its subsidiaries. The BHC Act requires every bank holding company to obtain the prior approval of the Federal Reserve Board before it may acquire substantially all of the assets of any bank, or ownership or control of any voting shares of any bank, if, after such acquisition, it would own or control, directly or indirectly, more than 5 percent of the voting shares of such bank.

    Because the Company is also a bank holding company under the Massachusetts General Laws, the Massachusetts Commissioner of Banks has authority to require certain reports from the Company from time to time and to examine the Company and each of its subsidiaries. The Massachusetts Commissioner of Banks also has enforcement powers designated to prevent banks from engaging in unfair methods of competition or unfair or deceptive acts or practices involving consumer transactions. In 1996, Massachusetts adopted legislations which allows well-capitalized banks to be inspected by Massachusetts regulators once every 18 months in contrast to the current yearly examination. Prior approval of the Massachusetts Board of Bank Incorporation is also required before the Company may acquire any additional commercial banks located in Massachusetts or in those states which permit acquisitions of banking institutions located in their states by Massachusetts bank holding companies.

    The location of nonbank subsidiaries of the Company is not restricted geographically under the BHC Act. In 1989, after the passage of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (the "FIRREA"), the Federal Reserve Board amended its regulations under the BHC Act to permit bank holding companies, as a nonbanking activity, to own and operate savings associations without geographical restrictions. Furthermore, in 1994, the Reigle-Neal Interstate Banking and Branch Act of 1994 (the "Interstate Banking Act") was enacted. The Interstate Banking Act's provisions, among other things:
(i) permit bank holding companies, under certain circumstances, to acquire control of banks in any state, subject to (a) specific maximum national and state deposit concentration limits (b) any applicable state law provisions requiring that the acquired bank has to have been in existence for a specified period of up to 5 years (c) any applicable nondiscriminatory state provisions that make an acquisition of a bank contingent upon a requirement to hold a portion of such bank's assets available for call by state sponsored housing entity; and (d) applicable anti-trust laws; (ii) authorize interstate mergers by banks in different states, including branching through bank mergers, beginning June 1, 1997, subject to the provisions noted in (i) and to any state laws that "opt-in" as of an earlier date or "opt-out" of the provision entirely; (iii) authorize states to enact legislation permitting interstate de novo branching; and (iv) provide for parity of treatment for foreign bank branch activities.

    In 1996, Massachusetts enacted legislation implementing the provisions of the Interstate Banking Act. In the new legislation, Massachusetts authorized immediate "opt-in" to interstate banking. Thus, the 1996 legislation substantially facilitates the geographic expansion of banking in Massachusetts and out-of-state banks. Unlike the Bank, national banks have used the power available under a federal charter to move a bank's headquarters 30 miles or less and by that means have accelerated the pace of interstate branching.

    The 1996 legislation also allows out-of-state banks to establish and maintain branches through a merger or consolidation with the purchase of assets or stock of any Massachusetts bank or through de novo branch establishment or purchase of assets or purchase of a branch without purchase of the bank which owns the branch, in Massachusetts, provided that such out-of-state bank is expressly authorized to do so by the laws of the state under which it is organized. The 1996 legislation also allows Massachusetts banks to establish and maintain branches through a merger or consolidation with or by the purchase of the whole or any part of the assets or stock of any out-of-state bank of through de novo branch establishment in any other state other than Massachusetts. Finally, the 1996 legislation prohibits the establishment of bank holding companies and acquisition of banks and bank holding companies by Massachusetts and out-of-state bank holding companies if the Massachusetts bank to be acquired has been in existence less than 3 years or if, after such acquisition, the bank holding company would control 28% of the deposits in Massachusetts (until 1998, when the deposit limitation is increased to 30%).

    The Bank, whose deposits are insured by the FDIC, and the subsidiaries of the Bank are subject to a number of regulatory restrictions, including certain restrictions upon: (i) extensions of credit to the Company and the Company's nonbanking affiliates (collectively with the Company, the "Affiliates"); (ii) the purchase of assets from Affiliates; (iii) the issuance of a guarantee or acceptance of a letter of credit on behalf of Affiliates; and (iv) investments in stock or other securities issued by Affiliates or acceptance thereof as collateral for an extension of credit. In addition, all transactions among the Company and its direct and indirect subsidiaries must be made on an arm's length basis and valued on fair market terms. The Bank pays deposit insurance premiums to the FDIC and the DIF of Massachusetts.

    Federal Reserve Board Policy requires bank holding companies to serve as a source of strength to their subsidiary banks by standing ready to use available resources to provide adequate capital funds to subsidiary banks during periods of financial stress or adversity. A bank holding company also can be liable under certain provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") for the capital deficiencies of an undercapitalized bank subsidiary. In the event of a bank holding company's bankruptcy under Chapter 11 of the U.S. Bankruptcy Code, the trustee will be deemed to have assumed and is required to cure immediately any deficit under any commitment by the debtor to any of the federal banking agencies to maintain the capital of an insured depository institution, and any or all of the Subsidiary Bank or Subsidiary Banks, and, in addition, its investment in its other Subsidiary Bank or Subsidiary Banks would be at risk.

    The Company and the Bank are also subject to certain restrictions with respect to engaging in the issue, flotation, underwriting, public sale or distribution of certain types of securities. In addition, under both, Section 106 of the 1970 Amendments to the BHC Act and regulations which have been issued by the Federal Reserve Board, the Company and the Bank are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of any property or the furnishing of any service. Various consumer loans and regulations also affect the operations of the Bank.

    The Bank, which is chartered under Massachusetts law, is subject to federal requirements to maintain cash reserves against deposits, and to state mandated restrictions upon the nature and amount of loans which may be made by the Bank (including restrictions upon loans to "insiders" of the Company and the Bank as well as to restrictions relating to dividends, investments, branching and other bank activities).

    FDICIA prescribes the supervisory and regulatory actions that will be taken against undercapitalized insured depository institutions for the purposes of promptly resolving problems at such institutions or at the least possible long-term loss to the FDIC. Five categories of depository institutions have been established by FDICIA in accordance with their capital levels: "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized", and "critically undercapitalized." The federal banking agencies have adopted uniform regulations to implement the prompt regulatory action provisions of FDICIA.

    Under the uniform regulations, a well capitalized institution has a minimum Tier 1 capital-to-total risk-based assets ratio of 6 percent, a minimum total capital-to-total risk-based ratio of 10 percent and a minimum leverage ratio of 5 percent and is not subject to any written agreement, order or capital directive. An adequately capitalized institution meets all of its minimum capital requirements under the existing capital adequacy guidelines. An undercapitalized institution is one that fails to meet any one of the three minimum capital requirements. A significantly undercapitalized institution has a Tier 1 capital-to-total risk-based assets ratio of less than 3 percent, a Tier 1 leverage ratio of less than 3 percent or a total capital-to-total risk-based assets ratio of less than 6 percent. A critically undercapitalized institution has a Tier 1 leverage ratio of 2 percent of less. An institution whose capital ratios meet the criteria for a well capitalized institution may be classified as an adequately capitalized institution due to qualitative and/or quantitative factors other than capital adequacy. An adequately capitalized institution or undercapitalized institution, may under certain circumstances, be required to comply with supervisory action as if it were in the next lower category.

    An undercapitalized institution is required to submit a capital restoration plan for acceptance by the appropriate federal banking agency and will be subject to close monitoring of both its condition and compliance with, and progress made pursuant to, its capital restoration plan. The capital restoration plan will be accepted only if (i) it specifies the steps that will be taken to become adequately capitalized and the activities in which the institution will engage (ii) it is based upon realistic assumptions and it is likely the activities will succeed in restoring the institution's capital (iii) it does not appreciably increase the institution's risk exposure and (iv) each holding company that controls the institution provides appropriate assurances of performance and guaranties that the institution will comply with the plan until the institution is adequately capitalized on an average basis for each of four consecutive quarters. Liability under the guaranty is the lesser of (i) five percent of the institution's total assets at the time it became undercapitalized and (ii) the amount necessary to bring the institution into compliance with all applicable capital standards as of the time the institution fails to comply with the plan. An institution that fails to submit an acceptable plan may be placed into conservatorship or receivership unless its capital restoration plan is accepted. An undercapitalized institution will also be subject to restrictions on asset growth, acquisitions, branching, new activities, capital distributions and the payment of management fees.

    FDICIA requires the appropriate regulatory agencies to take one or more specific actions against significantly undercapitalized institutions and undercapitalized institutions that fail to submit acceptable capital restoration plans, which actions include but are not limited to: (i) requiring the institution to sell shares or other obligations to raise capital; (ii) limiting deposit interest rates; (iii) requiring the election of a new board of directors and/or dismissing senior executive officers and directors who held such positions for more than 180 days before the institution became undercapitalized;
(iv) prohibiting receipt of deposits from correspondent banks; (v) requiring divestiture or liquidation of one or more subsidiaries; and (vi) requiring the parent company to divest the institution if such divestiture will improve the institution's financial condition and future prospects. In addition, an insured institution that receives a less-than-satisfactory rating for asset quality, management, earnings or liquidity may be deemed by its appropriate federal banking regulator to be engaging in an unsafe or unsound practice for purposes of issuing an order to cease and desist or to take certain affirmative actions. If the unsafe or unsound practice is likely to weaken the institution, cause insolvency or substantial dissipation or assets or earnings or otherwise seriously prejudice the interest of depositors or the FDIC, a receiver or conservator could be appointed.

Finally, subject to certain exceptions, FDICIA requires critically undercapitalized institutions to be placed into receivership or conservatorship within 90 days after becoming critically undercapitalized.

    The Federal Reserve Board has indicated that it will consult with each federal banking agency regulating the bank subsidiaries of a holding company to monitor required supervisory actions, and based upon an assessment of these developments, will take appropriate action at the holding company level.

    Under FDICIA, federal bank regulators are also required to see that changes are made in the operations and/or management of a bank or bank holding company if the financial institution is deemed to be "undercapitalized." Under FDICIA, a depository institution that is "adequately capitalized" but not "well capitalized" is generally prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rates in its market. In addition, "pass through" insurance coverage may not be available for certain employee benefit accounts.

    Additional regulations adopted pursuant to FDICIA include (i) real estate lending standards for depository institutions, which provide guidelines concerning loan-to-value ratios for various types of real estate loans; (ii) rules requiring depository institutions to develop and implement internal procedures to evaluate and control credit and settlement exposure to their correspondent banks; (iii) rules implementing the FDICIA provisions prohibiting, with certain exceptions, insured state banks from making equity investments or engaging in activities of the types and amounts not permissible for national banks; and (iv) rules and guidelines for enhanced financial reporting and audit requirements. Rules currently proposed for adoption pursuant to FDICIA include
(i) revisions to the risk-based capital guidelines regarding interest rate risk, concentrations of credit risk and the risk posed by "nontraditional activities"; and (ii) rules addressing various "safety and soundness" standards.

ITEM 2.  PROPERTIES

    The Company's headquarters is located at 730 Hancock Street, Quincy, Massachusetts. The Bank has branches located at 101 Federal Street, Boston, Massachusetts, 51 Commercial Street, Braintree, Massachusetts, 1150 Washington Street, Weymouth, Massachusetts, 274 Main Street, Hingham Massachusetts, 71 Main Street, Hingham, Massachusetts, 397 Washington Street, Stoughton, Massachusetts, 63 Franklin Street, Quincy, Massachusetts and an educational facility in Quincy High School located at 52 Coddington Street, Quincy, Massachusetts. The Bank's main office is at 731 Hancock Street, Quincy, Massachusetts. The Bank's headquarters in Quincy, the Boston facility, and Stoughton facility are leased premises. The Braintree, Weymouth, Hingham and Franklin Street, Quincy facilities, as well as the building at 730 Hancock Street are owned by the Bank. The Bank also has three Loan Centers, located at 51 Commercial Street, Braintree, Massachusetts, 731 Hancock Street, Quincy, Massachusetts and 730 Hancock Street, Quincy, Massachusetts.

    The following table sets forth the location of the Bank's offices, as well as certain information relating to offices at December 31, 1996:

                                                                              CURRENT
                                            YEAR       SQUARE     OWNED/       TERM
                                          ACQUIRED      FEET      LEASED      EXPIRES            RENEWAL/OPTIONS
                                         -----------  ---------  ---------  -----------  -------------------------------

BRANCH.................................        1989       2,060  Leased           1999   2/five year terms
  101 Federal St.
  Boston, MA

BRANCH.................................        1995       2,200  Leased           2005   3/five year terms
  397 Washington St.
  Stoughton, MA

BRANCH.................................        1993         360  Leased           1997   1 year renewable agreement
  Quincy High School
  52 Coddington St.
  Quincy, MA

MAIN OFFICE............................        1986      10,100  Leased           2002   3/five year terms
  731 Hancock St.
  Quincy, MA

BRANCH.................................        1979       4,970  Owned
  51 Commercial St.
  Braintree, MA

BRANCH.................................        1991       1,800  Owned
  1150 Washington St.
  Weymouth, MA

BRANCH.................................        1995       2,100  Owned
  274 Main Street
  Hingham, MA

BRANCH.................................        1996       2,200  Owned
  71 Main Street
  Hingham, MA

BRANCH.................................        1996       3,050  Owned
  63 Franklin St.
  Quincy, MA

EXECUTIVE OFFICES......................        1994       6,000  Owned
  730 Hancock Street
  Quincy, MA

ITEM 3. LEGAL PROCEEDINGS

    The Company and the Bank are defendants in legal actions in the normal course of business. In the opinion of the Company's management the resolution of these matters is not expected to have a material adverse effect on the consolidated financial position of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not Applicable.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
  MATTERS

    The Company's Common Stock is traded over the counter on the NASDAQ National Market System under the symbol "EIRE." The stock is listed in The Wall Street Journal as "EmeraldBcp" and in local papers as "EmeraldBcp".

    The stock of Emerald Isle commenced trading on October 1, 1996.

                                                       STOCK PRICE          CASH
                                                     ----------------     DIVIDENDS
QUARTER ENDED                                         HIGH      LOW       PAID (1)
--------------------------------------------------   ------    ------    -----------
December 31, 1996.................................   $   20    $  115/2     $  0.06
September 30, 1996................................      315/4      14          0.06
June 30, 1996.....................................      115/2      14          0.05
March 31, 1996....................................      116/2      15          0.05

December 31, 1995.................................   $  118/4  $  315/4     $  0.05
September 30, 1995................................      117/8     114/2        0.05
June 30, 1995.....................................      314/4     112/2        0.04
March 31, 1995....................................      113/2     110/8        0.04

------------------------

(1) Split adjusted

    As of February 28, 1997, the Company had 436 stockholders of record and 2,234,756 shares of its common stock outstanding. The total number of shares stockholders hold in "street" name through various brokerage firms was 1,305,337. The shares of common stock outstanding at February 28, 1997 takes into consideration the five for four stock split declared in December of 1996 and payable February 3, 1997.

    In considering the declaration of future dividends, the Company's Board of Directors will consider a number of factors including the capital requirements of the Company, regulatory limitations, the Company's results of operations and financial condition, tax considerations and general economic conditions. While it is currently the Board's intention to continue to favorably consider future dividend declarations, no assurances can be given that dividends will continue to be paid or will continue to be paid at the existing level.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

    The following table represents selected consolidated financial data of the Company for the five years ended December 31, 1996. The selected consolidated financial data set forth below does not purport to be complete and should be read in conjunction with, and is qualified in its entirety by, the more detailed information, including the Consolidated Financial Statements and Notes thereto, included elsewhere herein.

                       SELECTED HISTORICAL FINANCIAL DATA

AT DECEMBER 31                                   1996          1995          1994          1993          1992
-------------------------------------------  ------------  ------------  ------------  ------------  ------------
                                                        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Balance Sheet Data:
Total assets...............................  $    409,639  $    346,865  $    286,429  $    249,827  $    229,792
Loans, net.................................       263,208       208,327       163,371       135,661       134,584
Securities.................................       128,624       125,300       111,582       105,735        80,449
Deposits...................................       337,090       282,787       256,340       221,950       205,921
Borrowings.................................        41,668        38,968         9,000         8,530         8,531
Stockholders' equity.......................        27,936        22,825        19,786        17,312        13,954

Book value per share.......................  $      12.64  $      11.92  $      10.94  $      10.34  $       8.71

FOR THE YEAR ENDED DECEMBER 31                   1996          1995          1994          1993          1992
-------------------------------------------  ------------  ------------  ------------  ------------  ------------
                                                        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Operating Data:
Interest and dividend income...............  $     28,783  $     23,949  $     18,728  $     18,157  $     18,805
Interest expense...........................        16,737        13,720         9,498         8,950        10,569
                                             ------------  ------------  ------------  ------------  ------------
Net interest income........................        12,046        10,229         9,230         9,207         8,236
Add
Noninterest income.........................           804           579           549           719           364
Gain (loss) on sale of loans...............       --                (52)           (1)           20           320
Less
Provision for possible loan losses.........         1,211           300           135         2,080         2,270
Noninterest expenses.......................         7,656         6,552         6,209         5,680         4,835
                                             ------------  ------------  ------------  ------------  ------------
Pretax core earnings.......................         3,983         3,904         3,434         2,186         1,815
Net gain(loss) on sale of securities.......           (39)           91           193         3,952         2,188
Gain on sale of loan servicing.............       --                764       --            --            --
Loss on sale of fixed assets...............       --                (50)      --            --            --
Net loss on sale of other real estate
  owned....................................           (38)          (43)         (170)         (666)         (511)
Real estate owned expense..................            80           301           387         1,194         1,643
                                             ------------  ------------  ------------  ------------  ------------
Income before income taxes.................         3,826         4,365         3,070         4,278         1,849
Provision for income taxes.................         1,445         1,646         1,002         1,198           265
                                             ------------  ------------  ------------  ------------  ------------
Net income.................................  $      2,381  $      2,719  $      2,068  $      3,080  $      1,584
                                             ------------  ------------  ------------  ------------  ------------
                                             ------------  ------------  ------------  ------------  ------------
Earnings per share.........................  $       1.14  $       1.41  $       1.13  $       1.71  $       0.97

Weighted average number of common shares
  and common equivalents...................     2,091,669     1,931,621     1,835,948     1,796,364     1,633,262

Dividends declared per share...............  $       0.22  $       0.18  $    --       $    --       $    --

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The Company commenced operations as the holding company of The Hibernia Savings Bank on October 1, 1996. Accordingly, under pooling of interests accounting, the information presented herein for 1996 and 1995 represents the financial condition and results of operations of the Company and its wholly owned Bank and subsidiaries on a consolidated basis.

    The Company's results of operations are dependent primarily on net interest income, which is the difference between (i) the interest income earned on loans and investment securities and (ii) the cost of funds, which consists of the interest paid on deposits and borrowings. Net interest income can be adversely affected by changes in interest rates, interest rate caps in effect on adjustable rate loans in the portfolio, and loan and mortgage-backed security prepayments.

    The Company's net income is also affected by non-interest income, such as service charges and fees and gains or losses on asset sales, and operating expenses, which consist primarily of compensation and benefits, occupancy expenses, real estate owned operations, other general and administrative expenses. The earnings of the Company are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities.

    The Bank has retail banking facilities in Boston, Braintree, Quincy, Weymouth, Hingham and Stoughton and considers its primary market area to be these six communities and the surrounding cities and towns south of Boston. In addition, the Bank maintains Loan Centers in Braintree and Quincy. The Bank is primarily engaged in the lending business with an emphasis on attracting retail deposits through its branch network. The Bank's ultimate success is very dependent on the conditions of both the local economy and the local real estate market.

ASSET/LIABILITY MANAGEMENT

    The Company's Asset/Liability Committee ("ALCO"), under the authority of the Board of Directors, has established guidelines within which management operates to meet liquidity needs. These liquidity needs are defined by the needs of the depositors and borrowers of the Company. The Company's primary source of funds is its deposit base. Management uses the investment portfolio and borrowing capabilities to manage the liquidity position and interest rate risk position, in its efforts to maximize interest income within the ALCO's guidelines.

    The ALCO consists of members of the senior management. Meetings are held on a monthly basis and topics of discussion include, but are not limited to, levels and direction of interest rates, deposit flows, loan demand, investment portfolio and borrowed funds positions, interest rate sensitivity or "gap" position and other variables which impact the Company's interest rate sensitivity position.

INTEREST RATE SENSITIVITY ANALYSIS

    The matching of assets and liabilities are analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity "gap." An asset or liability is considered to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets anticipated, based upon certain assumptions, to mature or reprice within a specific time period. A gap is considered positive when the amount of interest rate sensitive assets maturing or repricing within a period exceeds the amount of interest rate sensitive liabilities maturing or repricing within that period; a gap is considered negative when the converse occurs. During a decreasing interest rate environment, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to adversely affect net interest income. In a rising interest rate environment, an institution with a positive gap would generally expect an increase in net interest income, whereas an institution with a negative gap would generally be expected to experience the opposite result.

    The following "gap table" sets forth maturity and repricing information concerning the Company's interest sensitive assets and liabilities as of December 31, 1996. The assumptions utilized to place the assets and liabilities in the appropriate time frames are standard methods used within the banking industry. Fixed rate, fixed term investment securities are assigned to the time frames in which they are scheduled to mature. Adjustable rate investment securities have been placed in the time frames in which they are scheduled to reprice. Similarly, adjustable rate mortgage-backed securities and loans have been allocated among the various periods in which they reprice. Deposit maturities for NOW accounts, money market accounts and passbook savings are assigned to time frames based on the actual experience of the Bank. Variable rate certificates of deposits and borrowings were allocated according to the applicable adjustment dates. Fixed rate certificates and borrowings were allocated to the time frames in which they mature. The assumptions utilized for this exercise are believed to be accurate and meaningful, but may not ultimately reflect the actual prepayments, withdrawals or repricing experienced by the Company.

    The Company's interest sensitive assets were $393.9 million and the interest sensitive liabilities were $365.8 million as of December 31, 1996. At that date, the one year cumulative net interest rate sensitivity gap was ($29.4) million or (6.06%) of assets.

                                                1-180     181-364      1-2        2-3        3-5       5-10       OVER 10
INTEREST RATE SENSITIVITY PERIOD                DAYS       DAYS       YEARS      YEARS      YEARS      YEARS       YEARS
--------------------------------------------  ---------  ---------  ---------  ---------  ---------  ---------  -----------
                                                                          DOLLARS IN THOUSANDS
Earning assets:
Fixed rate mortgages........................  $     201  $     347  $      87  $     488  $     786  $   3,517   $  15,999
Variable rate mortgages.....................     84,255     34,472     17,306     19,805     34,499      7,368      21,636
Commercial loans............................     15,645        336        375        535      2,755        556         998
Consumer loans..............................      1,679        154        133        280        517         13         250
Investments.................................     28,428      8,669     17,338     11,073     15,764      5,000      42,670
                                              ---------  ---------  ---------  ---------  ---------  ---------  -----------
Total earning assets........................    130,208     43,978     35,239     32,181     54,321     16,454      81,553
Interest-bearing liabilities:
NOW deposits and Money Market Accounts......     10,790     10,791     21,591     --         --         11,461      --
Passbook and escrow deposits................      7,121      7,121     14,242        105        247     20,307      --
Time deposits...............................     96,712     55,471     44,576     11,729      9,451      2,378      --
Borrowed funds..............................     11,000     --         20,000      3,000      7,668     --          --
                                              ---------  ---------  ---------  ---------  ---------  ---------  -----------
Total interest-bearing liabilities..........    125,623     73,383    100,409     14,834     17,366     34,146      --
                                              ---------  ---------  ---------  ---------  ---------  ---------  -----------
Interest rate sensitivity gap...............  $   4,585  $ (29,405) $ (65,170) $  17,347  $  36,955  $ (17,692)  $  81,553
                                              ---------  ---------  ---------  ---------  ---------  ---------  -----------
Cumulative Gap..............................  $  --      $ (24,820) $ (89,990) $ (72,643) $ (35,688) $ (53,380)  $  28,173
                                              ---------  ---------  ---------  ---------  ---------  ---------  -----------
                                              ---------  ---------  ---------  ---------  ---------  ---------  -----------


INTEREST RATE SENSITIVITY PERIOD                TOTAL
--------------------------------------------  ---------

Earning assets:
Fixed rate mortgages........................  $  21,425
Variable rate mortgages.....................    219,341
Commercial loans............................     21,200
Consumer loans..............................      3,026
Investments.................................    128,942
                                              ---------
Total earning assets........................    393,934
Interest-bearing liabilities:
NOW deposits and Money Market Accounts......     54,633
Passbook and escrow deposits................     49,143
Time deposits...............................    220,317
Borrowed funds..............................     41,668
                                              ---------
Total interest-bearing liabilities..........    365,761
                                              ---------
Interest rate sensitivity gap...............  $  28,173
                                              ---------
Cumulative Gap..............................  $  --
                                              ---------
                                              ---------

ANALYSIS OF FINANCIAL CONDITION

    Total assets of the Bank increased by $62,773,552 or 18.1% to $409,638,765 at December 31, 1996 from $346,865,213 as of December 31, 1996. The growth in assets was primarily due to the increase achieved in the Bank's loans outstanding.

    The securities portfolio, which includes securities held to maturity, securities available for sale and short-term investments, increased by $3,323,674 or 12.3% and totaled $128,623,944 or 31.4% of total assets at
December 31, 1996 compared to $125,300,270 or 36.1% of total assets at December 31, 1995. The Bank utilizes its securities portfolio as a source of liquidity to fund loans and meet short-term cash needs. At December 31, 1996 the Bank's investment portfolio included Federal Home Loan Mortgage Corporation (FHLMC) Participation Certificates classified as held to maturity. The FHLMC Participation Certificates owned are predominantly short-term with maturities in the four to six year range. The cash flow received from these obligations is used primarily to fund the growth in commercial business loans and the growth in residential and commercial mortgage loans. By maturity, the investment portfolio can, at December 31, 1996, be broken down into three major components. The first component, securities held to maturity, consists primarily of Federal Home Mortgage Corporation Participation Certificates and totaled $83,512,156 or 64.9% of total securities, all of which mature within six years. These obligations, although being held to maturity, can be used as collateral for short-term borrowings up to approximately 80% of their market value if required. The second component consists of callable FHLB and FHLMC Bonds and Notes and Common Stock, which totaled $30,761,290 or 23.9% of total securities and which are designated as available for sale. The third component is short-term investments and FHLB stock, totaling $14,350,498 or 11.2% of total securities. With the exception of securities designated as available for sale, the Bank's intention is to hold all investment securities to maturity, and accordingly, investments are carried at cost, adjusted for amortization of premiums and accretion of discounts.

    Loans continue to be the primary earning asset of the Bank and represent 64.3% of total assets. As of December 31, 1996, 91.9% of total loans outstanding or $241,191,011 were secured by residential and commercial real estate, and of this amount, $136,049,414 or 56.4% were secured by residential properties. During 1996, our efforts to originate residential and commercial real estate loans and commercial business loans produced substantial growth in our asset size. In 1996, the Bank originated $128,198,000 in residential and commercial real estate mortgage loans, of which only $18,315,000 were sold into the secondary market. In addition, the Bank originated $10,600,000 in business loans and $4,600,000 in consumer loans. As a result, net loans for 1996 increased by $54,881,466 or 26.3% to $263,208,189 at December 31, 1996 from $208,326,723 at
December 31, 1995.

    The provision for possible loan losses totaled was $1,211,333 in 1996 as compared to $300,000 in 1995 and $135,000 in 1994. The increase in the loan loss provision for 1996 was due to a one time special loan loss provision of $1.0 million associated with Bennett Funding Group, Inc. For 1996, the Bank had net charge offs of $1,129,924 compared to net recoveries of $711 in 1995 and net charge offs of $374,595 in 1994. As of December 31, 1996, the Bank's allowance for possible loan losses totaled $2,623,406 as compared to $2,541,997 at December 31, 1995.

    Continued uncertainty exists as to the ultimate realization in full of certain of the Bank's loans due to the current conditions of the Massachusetts economy. Based upon management's assessment of the quality of loan production, and the current condition of the Massachusetts economy, management believes that the allowance for loan losses as of December 31, 1996 is adequate to absorb the current estimation of future losses in the loan portfolio. However, any deterioration in future periods could result in the Bank experiencing increased levels of nonperforming loans and charge-offs, and additional provisions for loan losses may be required.

    Other real estate owned decreased by $430,000 to $0 at December 31, 1996 from $430,000 at December 31, 1995. Other real estate owned consists of assets that were acquired by foreclosure, or assets that were acquired by the acceptance of a deed in lieu of foreclosure during the year. Other real estate owned is carried on the Bank's books at the lower of the preforeclosure loan balance or the fair value less cost to sell.

    During 1996, deposits increased by $54,302,678 or 19.2% to $337,089,927 at
December 31, 1996 from $282,787,249 at December 31, 1995. The growth in deposits during 1996 was primarily in term certificates of deposits which increased by $39,398,992. The remainder of our deposit growth was in retail deposits which increased by $14,903,686 during 1996. Money market deposits increased by $3,991,624 or 11.8% to $37,811,552 in 1996 from $33,819,928 in 1995. In addition, NOW and demand deposits increased by $9,178,665 or 41.7% to $31,190,026 in 1996 from $22,011,361 in 1995. Other savings for the year increased by $1,733,397 to $47,771,658.

    The Bank uses borrowed funds, primarily advances from the Federal Home Loan Bank as an alternative funding source for immediate lending or investment opportunities or as a means of controlling its cost of funds. The Bank pays down borrowings in accordance with the respective contracted borrowing agreements and as cash flow warrants.

RESULTS OF OPERATIONS--COMPARISON OF FISCAL YEAR ENDED DECEMBER 31, 1996 AND
  1995

    Net interest margins were negatively impacted by the overall increase in our cost of funds in 1996 which increased by 7 basis points to 4.62% in 1996 compared to 4.55% in 1995. However, net income was positively impacted by the increase in the Bank's loan portfolio which increased by $54,881,466 or 26.3% to $263,208,189 at year end 1996 compared to $208,326,723 in 1995. Total earning assets increased by $58,172,155 or 17.4% to $393,934,033 at December 31, 1996.
As a result, net interest income increased by $1,816,606 or 17.8% to $12,045,839 for 1996 compared to $10,229,233 for 1995.

    Noninterest income was comprised of fees on checking and savings related services, gains and losses on sales of securities, loans, other real estate owned, and miscellaneous other items. Noninterest income totaled $727,532 in 1996 compared to $1,288,714 in 1995. The net decrease in noninterest income came primarily from gains from the sale of loan servicing which totaled $763,806 in 1995 as compared to no gains in 1996. Customer service fees also increased to $752,609 in 1996 from $463,518 in 1995.

    Noninterest expenses in 1996 increased by $883,802 or 12.9% to $7,736,300 compared to total noninterest expenses of $6,852,498 in 1995. Much of this increase can be attributed to the costs associated with the opening of two additional branches in 1996, along with the two branch locations opened in 1995. In May 1996, we opened our eighth branch at 71 Main Street in Hingham. We opened our ninth branch on November 23, 1996 at 63 Franklin Street, Quincy. Consequently, salaries and employee benefits increased by $796,011 or 23.3% to $4,212,519 in 1996 from $3,416,508 in 1995. Occupancy and equipment expenses increased by $337,577 or 33.5% to $1,346,111 in 1996 from $1,008,534 in 1995.
This increase was partially offset by a reduction in OREO expenses which declined by $220,902 or 73.4% from $300,796 in 1995. In total, noninterest expenses as a percentage of average assets declined to 2.07% in 1996 from 2.21% in 1995.

    The Bank's effective tax rate was 37.8% in 1996, which is less than the combined federal and state statutory rate, due to rehabilitation and low income housing credits and various other differences in recognition of income as allowed under the Internal Revenue Code.

    For the year ended December 31, 1996, the Bank's net income was $2,380,869 or $1.14 per share, based on 2,091,669 weighted average shares and common stock equivalents outstanding compared to net income of $2,719,235 or $1.41 per share, based on 1,931,621 weighted average shares and common stock equivalents outstanding for the year ended December 31, 1995. Finally, as a result of 1996 earnings of $2,380,869 and the issuance of additional capital stock through the various purchase plans and the two private placements, the Bank experienced an increase of $5,111,711 in stockholders' equity to $27,936,387 at December 31, 1996 from $22,824,616 at December 31, 1995. Over this period, the Bank's leverage capital ratio increased to 6.8% at December 31, 1996 from 6.6% at December 31, 1995.

AVERAGE BALANCE SHEET AND YIELD ANALYSIS

    The following table sets forth the components of the Bank's average balances, net interest and fee income, interest rate spread and net interest margin for the years indicated.

                                                      1996                                 1995                    1994
                                       -----------------------------------  -----------------------------------  ---------
                                        AVERAGE     INCOME/                  AVERAGE     INCOME/                  AVERAGE
                                        BALANCE     EXPENSE    YIELD/ RATE   BALANCE     EXPENSE    YIELD/ RATE   BALANCE
                                       ---------  -----------     -----     ---------  -----------     -----     ---------
ASSETS
Investment securities:
  Bonds and obligations..............  $  46,315   $   3,481         7.52%  $  10,158   $     796         7.84%  $     271
Mortgage-backed securities...........     74,298       4,010         5.40%     93,438       5,088         5.45%    102,492
  Other securities...................      6,904         346         5.01%      3,206         228         7.11%      1,812
                                       ---------  -----------       -----   ---------  -----------       -----   ---------
  Total investment securities........    127,517       7,837         6.15%    106,802       6,112         5.72%    104,575
Loans................................    231,255      20,771         8.98%    188,479      17,472         9.27%    148,814
Other interest-bearing deposits......      3,336         175         5.22%      6,126         354         5.78%      2,117
Federal funds sold...................          0           0         0.00%        207          11         5.31%        621
                                       ---------  -----------       -----   ---------  -----------       -----   ---------
  Total earning assets...............    362,108      28,783         7.95%    301,614      23,949         7.94%    256,127
Allowance for possible loan losses...     (2,413)                              (2,341)                              (2,357)
Cash and due from banks..............      3,479                                2,586                                2,263
Other assets.........................     10,610                                8,898                                8,490
                                       ---------                            ---------                            ---------
Total assets.........................  $ 373,784                            $ 310,757                            $ 264,523
                                       ---------                            ---------                            ---------
                                       ---------                            ---------                            ---------

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  NOW accounts.......................  $  13,230   $     199         1.50%  $  10,365   $     155         1.50%  $   9,664
Savings Accounts.....................     46,823       1,372         2.93%     50,210       1,415         2.82%     86,656
  Money market accounts..............     35,842       1,235         3.45%     27,459        1136         4.14%      5,498
  Term certificates..................    197,853      11,437         5.78%    170,020       9,578         5.63%    126,968
                                       ---------  -----------       -----   ---------  -----------       -----   ---------
Total deposits.......................    293,748      14,243         4.85%    258,054      12,284         4.76%    228,786
Borrowed funds.......................     43,253       2,494         5.77%     22,395        1436         6.41%     10,168
                                       ---------  -----------       -----   ---------  -----------       -----   ---------
  Total interest-bearing
    liabilities......................    337,001      16,737         4.97%    280,449      13,720         4.89%    238,954
Demand deposit accounts..............     10,873                                7,969                                6,076
Other liabilities....................        602                                  439                                  660
Stockholders' equity.................     25,308                               21,900                               18,833
                                       ---------                            ---------                            ---------
  Total liabilities and stockholders'
    equity...........................  $ 373,784                            $ 310,757                            $ 264,523
                                       ---------                            ---------                            ---------
                                       ---------                            ---------                            ---------
Net interest income..................                 12,046                               10,229
                                                  -----------                          -----------
                                                  -----------                          -----------
Interest rate spread.................                                2.98%                                3.05%
                                                                    -----                                -----
                                                                    -----                                -----
Net interest margin..................                                3.33%                                3.39%
                                                                    -----                                -----
                                                                    -----                                -----
Cost of funds to average earning
  assets.............................                                4.62%                                4.55%
Average earning assets to Average
  total assets.......................                               96.88%                               97.06%


                                         INCOME/
                                         EXPENSE    YIELD/ RATE
                                       -----------     -----
ASSETS
Investment securities:
  Bonds and obligations..............   $      21         7.75%
Mortgage-backed securities...........       5,169         5.04%
  Other securities...................         150         8.28%
                                       -----------       -----
  Total investment securities........       5,340         5.11%
Loans................................      13,296         8.93%
Other interest-bearing deposits......          73         3.45%
Federal funds sold...................          19         3.06%
                                       -----------       -----
  Total earning assets...............      18,728         7.31%
Allowance for possible loan losses...
Cash and due from banks..............
Other assets.........................

Total assets.........................

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  NOW accounts.......................   $     144         1.49%
Savings Accounts.....................       2,507         2.89%
  Money market accounts..............         146         2.66%
  Term certificates..................       6,090         4.80%
                                       -----------       -----
Total deposits.......................       8,887         3.88%
Borrowed funds.......................         611         6.01%
                                       -----------       -----
  Total interest-bearing
    liabilities......................       9,498         3.97%
Demand deposit accounts..............
Other liabilities....................
Stockholders' equity.................

  Total liabilities and stockholders'
    equity...........................

Net interest income..................       9,230
                                       -----------
                                       -----------
Interest rate spread.................                     3.34%
                                                         -----
                                                         -----
Net interest margin..................                     3.60%
                                                         -----
                                                         -----
Cost of funds to average earning
  assets.............................                     3.71%
Average earning assets to Average
  total assets.......................                    96.83%

RATE/VOLUME ANALYSIS

    The following table shows changes in the Bank's net interest income attributable to the change in interest rates and the change in the volume of interest-bearing assets and liabilities. Amounts attributed to the change in rates are based upon the change in rate multiplied by the prior year's volume. Amounts attributed to the change in volume are based upon the change in volume multiplied by the prior year's rate. The combined effect of changes in both volume and rate, which cannot be separately identified, has been allocated proportionately.

                                                                   1996 VS 1995                     1995 VS 1994
                                                          -------------------------------  -------------------------------
                                                            INCREASE (DECREASE) DUE TO       INCREASE (DECREASE) DUE TO
                                                          -------------------------------  -------------------------------
YEAR ENDED DECEMBER 31,                                    VOLUME      RATE       TOTAL     VOLUME      RATE       TOTAL
--------------------------------------------------------  ---------  ---------  ---------  ---------  ---------  ---------
Interest income
Loans...................................................  $   3,904  $    (605) $   3,299  $   3,610  $     566  $   4,176
Investments.............................................      1,050        484      1,534        314        731      1,045
                                                          ---------  ---------  ---------  ---------  ---------  ---------
Total interest income...................................      4,953       (120)     4,833      3,924      1,297      5,221
                                                          ---------  ---------  ---------  ---------  ---------  ---------
Interest Expense
Deposits................................................      1,715        244      1,959      1,265      2,132      3,397
Borrowed funds..........................................      1,270       (212)     1,058        759         66        825
                                                          ---------  ---------  ---------  ---------  ---------  ---------
Total interest expense..................................      2,985         32      3,017      2,024      2,198      4,222
                                                          ---------  ---------  ---------  ---------  ---------  ---------
Net interest income.....................................  $   1,968  $    (152) $   1,816  $   1,900  $    (901) $     999
                                                          ---------  ---------  ---------  ---------  ---------  ---------
                                                          ---------  ---------  ---------  ---------  ---------  ---------

    The earnings of the Bank depend primarily upon the difference between interest and dividend income earned on its loan and investment portfolios and the interest expense paid on its deposits and borrowings. Total interest income increased by $4,833,862 or 20.2% from $23,949,001 for the year ended December 31, 1995 to $28,782,863 for the year ended December 31, 1996. Total interest expense increased by $3,017,256 or 22.0% from $13,719,768 for the year ended December 31, 1995 to $16,737,024 for the year ended December 31, 1996. For the year ended December 31, 1996, the Bank's net interest income totaled $12,045,839 representing an increase of $1,816,606 or 17.8% compared to $10,229,233 for the year ended December 31, 1995.

    The gross yield on average earning assets was 8.0% for 1996 compared to 7.9% in 1995. Interest expense as a percentage of average interest-bearing liabilities in 1996 was 5.0% compared to 4.9% in 1995. This resulted in a net interest spread of 3.0% in 1996 and 3.0% in 1995. Interest expense as a percentage of average earning assets in 1996 was 4.6% compared to 4.6% in 1995. This resulted in a net interest margin of 3.3% in 1996 and 3.4% in 1995.

RESULTS OF OPERATIONS--COMPARISON OF FISCAL YEARS ENDED DECEMBER 31, 1995 AND
  1994

    Net interest margins were negatively impacted by the overall increase in interest rates in 1995. However, net income was positively impacted by the increase in the Bank's loan portfolio resulting in increased net interest income. In addition, pretax core earnings were positively impacted by the substantial decline in net charge-offs and the resultant reduction in loan loss provisions.

    For 1995, noninterest income was comprised of fees on checking and savings related services, gains and losses on sales of securities, loans and other real estate owned, and miscellaneous other items.

Noninterest income totaled $1,288,714 in 1995 compared to $570,926 in 1994. The net increase in noninterest income was primarily from gains from the sale of loan servicing which totaled $763,806 in 1995 as compared to no gains in 1994. We also experienced an increase in customer service fees to $463,518 in 1995 from $413,058 in 1994.

    Noninterest expenses in 1995 increased by $256,427 or 3.9% to $6,852,498 compared to total noninterest expenses of $6,596,071 in 1994. Much of this increase can be attributed to the costs associated with the opening of two additional branches in 1995 and the expansion of our lending staff which was necessary in order to accommodate the growth in loans outstanding achieved. On July 17, 1995, we opened a branch at 274 Main Street in Hingham. We opened our seventh branch on December 21, 1995 at 397 Washington Street, Stoughton. Consequently, salaries and employee benefits increased by $359,379 or 11.8% to $3,416,508 in 1995 from $3,057,129 in 1994. Occupancy and equipment expenses increased by $124,895 or 14.1% to $1,008,534 in 1995 from $883,639 in 1994. This increase was partially offset by a reduction in OREO expenses which declined by $86,262 or 22.3% from $387,058 in 1994 and a reduction in FDIC insurance expense which declined by $290,279 or 46.6% from $623,431 in 1994 to $333,152 in 1995.
In total, noninterest expenses as a percentage of average assets declined to 2.2% in 1995 from 2.5% in 1994.

    The Bank's effective tax rate was 37.7% in 1995, which is less than the combined federal and state statutory rate, due to rehabilitation and low income housing credits and various other differences in recognition of income as allowed under the Internal Revenue Code.

    The Bank, in 1995, recorded pretax core earnings of $3,904,144 as compared to core earnings of $3,433,615 in 1994 and $2,186,435 in 1993. For the year ended December 31, 1995, the Bank's net income was $2,719,235 or $1.41 per share, based on 1,931,621 weighted average shares and common stock equivalents outstanding compared to net income of $2,067,626 or $1.13 per share, based on 1,835,948 weighted average shares and common stock equivalents outstanding for the year ended December 31, 1994. Finally, as a result of 1995 earnings of $2,719,235 and the issuance of additional capital stock, the Bank experienced an increase of $3,038,519 in stockholders' equity to $22,824,616 at December 31, 1995 from $19,786,097 at December 31, 1994. Over this period, the Bank's leverage capital ratio declined to 6.6% from 6.9% as a result of asset growth

LIQUIDITY AND CAPITAL RESOURCES

    The Bank attempts to maximize interest-earning assets while maintaining sufficient funds on hand to meet loan commitments, cash disbursements and possible deposit outflows. The Bank obtains funds for investment and other banking purposes principally from deposits, borrowings, loan repayments and through sales of loans, loan participations and securities available for sale, and maturities of investment securities. While loan payments and maturing investment securities are a relatively stable source of funds, deposit flows are greatly influenced by general interest rates, economic conditions and competitive factors. Borrowings may also be used to offset reductions in other sources of funds such as deposits. The Bank may borrow up to 30% of its total assets but not more than 20 times its capital stock holdings in the FHLB for any sound business purpose for which the Bank has legal authority. Borrowings authorized totaled $53,414,000 at December 31, 1996.

IMPACT OF INFLATION AND CHANGING PRICES

    Virtually all of the assets and liabilities of a financial institution, unlike those of other companies, are monetary in nature. Consequently, changes in the levels of interest rates have a greater impact on a financial institution's performance than the effects of general levels of inflation. Interest rates do not necessarily fluctuate in the same direction or in the same magnitude as prices of goods and services.

    The financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles requiring the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation.

CAPITAL AND REGULATORY MATTERS

    The Bank's regulators have classified and defined bank capital into the following components: (1) Tier I capital, which includes tangible stockholders' equity for common stock and certain perpetual preferred stock, and (2) Tier II capital, which includes a portion of the allowance for possible loan losses, certain qualifying long-term debt and preferred stock which does not qualify for Tier I capital. In addition, they have implemented risk-based capital guidelines that require a bank to maintain certain minimum capital as a percent of such bank's assets and certain off-balance sheet items adjusted for predefined credit risk factors (risk-adjusted assets). As of December 31, 1996, the Bank's Tier I and combined Tier I and Tier II capital ratios were 11.0% and 12.0%, respectively.

    In addition to the risk-based guidelines discussed above, the Bank's regulators require that the Bank maintain a minimum leverage ratio (Tier I capital as a percent of tangible assets) of 4.0%. As of December 31, 1996, the Bank had a leverage capital ratio of 6.9%.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information required to be furnished pursuant to this item is contained in the Consolidated Financial Statements and the Notes to Consolidated Financial Statements that follow this page.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                           EMERALD ISLE BANCORP, INC.

To the Board of Directors and Stockholders of Emerald Isle Bancorp, Inc.:

    We have audited the accompanying consolidated balance sheets of Emerald Isle Bancorp, Inc. (the "Company") as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Emerald Isle Bancorp, Inc. as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

Arthur Andersen LLP
Boston, Massachusetts
January 16, 1997

                           EMERALD ISLE BANCORP, INC.

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1996 AND 1995

                                                                                         1996            1995
                                                                                    --------------  --------------
Assets:
Cash and cash equivalents.........................................................  $    5,521,299  $    3,213,259
Short-term investments............................................................      11,679,798       4,860,000
Securities (Notes 1 and 3):
    Available for sale............................................................      30,761,290      40,676,183
    Held to maturity--market value $81,522,056 and $76,708,209....................      83,512,156      77,565,687
    Federal Home Loan Bank stock..................................................       2,670,700       2,198,400
Loans, net of allowance for possible loan losses of $2,623,406
    and $2,541,997 (Note 4).......................................................     263,208,189     208,326,723
Banking premises and equipment, net (Note 5)......................................       7,711,423       5,574,956
Accrued interest receivable.......................................................       2,501,071       2,128,536
Other real estate owned...........................................................               0         430,000
Other assets (Note 8).............................................................       2,072,839       1,891,469
                                                                                    --------------  --------------
Total assets......................................................................  $  409,638,765  $  346,865,213
                                                                                    --------------  --------------
                                                                                    --------------  --------------
Liabilities and Stockholders' Equity:
Deposits (Note 6).................................................................  $  337,089,927  $  282,787,249
Federal Home Loan Bank advances (Note 7)..........................................      41,668,000      38,968,000
Mortgagors' escrow payments.......................................................       1,371,878       1,094,397
Income taxes payable (Note 8).....................................................         643,901         364,444
Other liabilities.................................................................         928,672         826,507
                                                                                    --------------  --------------
Total liabilities.................................................................  $  381,702,378  $  324,040,597
                                                                                    --------------  --------------

Commitments and Contingencies (Notes 9 and 10)
Stockholders' equity (Notes 2, 11, 12 and 13):
Serial preferred stock, $1.00 par value--
    Authorized--1,000,000 shares
    Issued--None                                                                          --              --
Common stock, $1.00 par value--...................................................
    Authorized--5,000,000 shares
    Issued and outstanding--2,210,888 shares and 1,915,539 shares, respectively...       2,210,888       1,915,539
Additional paid-in capital........................................................      11,586,709       8,441,862
Retained earnings.................................................................      14,329,844      12,406,361
Less: Net unrealized gains (losses) on securities available for sale, net of
  tax.............................................................................        (191,054)         60,854
                                                                                    --------------  --------------
Total stockholders' equity........................................................      27,936,387      22,824,616
                                                                                    --------------  --------------
Total liabilities and stockholders' equity........................................  $  409,638,765  $  346,865,213
                                                                                    --------------  --------------
                                                                                    --------------  --------------

  The accompanying notes are an integral part of these consolidated financial statements.

                           EMERALD ISLE BANCORP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                            1996          1995          1994
                                                                        ------------  ------------  ------------
Interest and Dividend Income:
Interest on loans.....................................................  $ 20,770,693  $ 17,471,506  $ 13,295,968
Interest and dividends on securities..................................     7,622,640     6,112,429     5,339,665
Interest on short-term investments....................................       389,530       365,066        92,464
                                                                        ------------  ------------  ------------
Total interest and dividend income....................................    28,782,863    23,949,001    18,728,097
                                                                        ------------  ------------  ------------
Interest Expense:
Interest on deposits..................................................    14,243,150    12,284,438     8,892,241
Interest on borrowed funds (Note 7)...................................     2,493,874     1,435,330       605,754
                                                                        ------------  ------------  ------------
Total interest expense................................................    16,737,024    13,719,768     9,497,995
                                                                        ------------  ------------  ------------
Net interest income...................................................    12,045,839    10,229,233     9,230,102
Provision for possible loan losses (Note 4)...........................     1,211,333       300,000       135,000
                                                                        ------------  ------------  ------------
Net interest income, after provision for possible loan losses.........    10,834,506     9,929,233     9,095,102
                                                                        ------------  ------------  ------------
Noninterest Income:
Customer service fees.................................................       752,609       463,518       413,058
Gain (loss) on sale of securities, net................................       (39,005)       90,993       193,577
Gain on sale of loan servicing (Note 4)...............................       --            763,806       --
Loss on sale of fixed assets..........................................       --            (49,826)      --
Gain (loss) on sales of loans, net....................................           193       (52,611)       (1,395)
Loss on sale of other real estate owned...............................       (38,195)      (42,872)     (170,177)
Other income..........................................................        51,930       115,706       135,863
                                                                        ------------  ------------  ------------
Total noninterest income..............................................       727,532     1,288,714       570,926
                                                                        ------------  ------------  ------------
Noninterest Expense:
Salaries and employee benefits (Note 12)..............................     4,212,519     3,416,508     3,057,129
Occupancy and equipment expenses (Notes 5 and 9)......................     1,346,111     1,008,534       883,639
Data processing expenses..............................................       233,439       230,624       217,367
Other real estate owned expenses......................................        79,894       300,796       387,058
Other general and administrative expenses.............................     1,864,337     1,896,036     2,050,878
                                                                        ------------  ------------  ------------
Total noninterest expense.............................................     7,736,300     6,852,498     6,596,071
                                                                        ------------  ------------  ------------
Income before provision for income taxes..............................     3,825,738     4,365,449     3,069,957
Provision for income taxes (Note 8)...................................     1,444,869     1,646,214     1,002,331
                                                                        ------------  ------------  ------------
Net income............................................................     2,380,869     2,719,235     2,067,626
                                                                        ------------  ------------  ------------
                                                                        ------------  ------------  ------------
Earnings per share (Note 1)...........................................  $       1.14  $       1.41  $       1.13
                                                                        ------------  ------------  ------------
                                                                        ------------  ------------  ------------
Weighted average number of common shares (Note 1).....................     2,091,669     1,931,621     1,835,948
                                                                        ------------  ------------  ------------
                                                                        ------------  ------------  ------------

  The accompanying notes are an integral part of these consolidated financial statements.

                           EMERALD ISLE BANCORP, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                                              NET
                                                                                           UNREALIZED
                                                                                          GAIN (LOSS)
                                                                                               ON
                                                               ADDITIONAL                  SECURITIES
                                                   COMMON       PAID-IN       RETAINED     AVAILABLE
                                                    STOCK       CAPITAL       EARNINGS      FOR SALE       TOTAL
                                                 -----------  ------------  ------------  ------------  ------------
Balance at December 31, 1993...................  $ 1,674,816  $  7,682,560  $  7,954,760   $   --       $ 17,312,136
Cumulative effect of adopting SFAS No. 115, net
  of tax (Note 1)..............................      --            --            --            35,387         35,387
Net income.....................................      --            --          2,067,626       --          2,067,626
Proceeds from issuance of stock through stock
  purchase plan (Note 11)......................       38,355       246,279       --            --            284,634
Proceeds from exercise of stock options (Note
  13)..........................................       95,250        31,750       --            --            127,000
Change in net unrealized loss on securities
  available for sale, net of tax...............      --            --            --           (40,686)       (40,686)
                                                 -----------  ------------  ------------  ------------  ------------
Balance at December 31, 1994...................    1,808,421     7,960,589    10,022,386       (5,299)    19,786,097
Net income.....................................      --            --          2,719,235       --          2,719,235
Proceeds from issuance of stock through stock
  purchase plan (Note 11)......................       54,050       435,291       --            --            489,341
Proceeds from issuance of stock through the
  dividend reinvestment and optional cash
  payment plan (Note 11).......................        1,568        20,064       --            --             21,632
Proceeds from exercise of stock options (Note
  13)..........................................       51,500        25,918       --            --             77,418
Dividends paid.................................      --            --           (335,260)      --           (335,260)
Change in net unrealized gain on securities
  available for sale, net of tax...............      --            --            --            66,153         66,153
                                                 -----------  ------------  ------------  ------------  ------------
Balance at December 31, 1995...................    1,915,539     8,441,862    12,406,361       60,854     22,824,616
Net income.....................................      --            --          2,380,869       --          2,380,869
Proceeds from sale of stock in private
  placements (Note 11).........................      200,000     2,739,716       --            --          2,939,716
Proceeds from issuance of stock through stock
  purchase plan (Note 11)......................       23,641       311,026       --            --            334,667
Proceeds from issuance of stock through the
  dividend reinvestment and optional cash
  payment plan (Note 11).......................       11,138       152,175       --            --            163,313
Proceeds from exercise of stock options (Note
  13)..........................................        1,500         1,000       --            --              2,500
Dividends paid.................................      --            --           (457,386)      --           (457,386)
Change in net unrealized gain (loss) on
  securities available for sale, net of tax....      --            --            --          (251,908)      (251,908)
Common stock dividend declared (Note 1)........       59,070       (59,070)      --            --            --
                                                 -----------  ------------  ------------  ------------  ------------
Balance at December 31, 1996...................  $ 2,210,888  $ 11,586,709  $ 14,329,844   $ (191,054)  $ 27,936,387
                                                 -----------  ------------  ------------  ------------  ------------
                                                 -----------  ------------  ------------  ------------  ------------

                           EMERALD ISLE BANCORP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                              1996         1995         1994
                                                                           -----------  -----------  -----------
Cash Flows from Operating Activities:
Net income...............................................................  $ 2,380,869  $ 2,719,235  $ 2,067,626
Adjustments to reconcile net income to net cash provided by operating activities--
Depreciation and amortization............................................      679,297      507,489      430,161
Amortization of premiums.................................................      320,226      503,928    1,024,484
Provision for possible loan losses.......................................    1,211,333      300,000      135,000
Gain (Loss) on sale of assets, net.......................................       77,200     (709,490)     (22,005)
Increase (decrease) in deferred loan fees................................      124,611     (196,407)     152,718
Provision (benefit) for deferred taxes...................................      (17,364)    (138,293)     (52,154)
Proceeds from sale of mortgage loans.....................................   19,124,091   15,848,472    6,845,787
Loans originated for resale..............................................  (19,123,898) (15,901,083)  (6,847,182)
(Increase) decrease in accrued interest receivable.......................     (372,535)    (643,459)      (1,762)
(Increase) decrease in other assets......................................     (845,078)    (814,359)       8,380
Increase (decrease) in accrued expenses and other liabilities............      398,987      982,578     (731,838)
                                                                           -----------  -----------  -----------
Total adjustments........................................................    1,576,870     (260,624)     941,589
                                                                           -----------  -----------  -----------
Net cash provided by operating activities................................    3,957,739    2,458,611    3,009,215
                                                                           -----------  -----------  -----------
Cash Flows from Investing Activities:
Loans purchased..........................................................  (15,732,541) (22,604,223)     --
Net (increase) decrease in loans.........................................  (40,631,980) (22,451,874) (29,728,001)
Proceeds from sales of other real estate owned...........................      538,916      779,791    1,522,320
Sales (purchases) of short-term investments, net.........................   (6,819,798)  (1,270,000)  (1,645,000)
Proceeds from the sale of fixed assets...................................      --            49,193      --
Purchases of securities held to maturity.................................  (21,507,856)     --       (35,734,168)
Proceeds from maturities of securities held to maturity..................   15,561,387   12,894,834   18,463,098
Purchases of securities available for sale...............................  (18,166,256) (76,818,369) (15,932,605)
Proceeds from sale of securities available for sale......................   27,661,223   51,168,978   28,165,654
Purchases of premises and equipment......................................   (2,815,763)  (1,443,227)  (1,189,520)
                                                                           -----------  -----------  -----------
Net cash used in investing activities....................................  (61,912,668) (59,694,897) (36,078,222)
                                                                           -----------  -----------  -----------
Cash Flows from Financing Activities:
Increase in deposits, net................................................   54,580,159   26,447,457   34,389,711
FHLB advances, net.......................................................    2,700,000   29,968,000      470,000
Proceeds from issuance of stock..........................................    3,440,196      588,391      411,634
Dividends paid...........................................................     (457,386)    (335,260)
                                                                           -----------  -----------  -----------
Net cash provided by financing activities................................   60,262,969   56,668,588   35,271,345
                                                                           -----------  -----------  -----------
Net increase (decrease) in cash and cash equivalents.....................    2,308,040     (567,698)   2,202,338
Cash and cash equivalents, beginning of year.............................    3,213,259    3,780,957    1,578,619
                                                                           -----------  -----------  -----------
Cash and cash equivalents, end of year...................................  $ 5,521,299  $ 3,213,259  $ 3,780,957
                                                                           -----------  -----------  -----------
                                                                           -----------  -----------  -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid............................................................  $16,724,138  $13,721,425  $ 9,500,101
Income taxes paid........................................................    1,192,500    1,581,579    2,475,996
                                                                           -----------  -----------  -----------
                                                                           -----------  -----------  -----------
Supplemental Schedule of Noncash Investing and Financing Activities:
Transfers of loans to other real estate owned............................  $    70,000  $ 1,323,945  $ 1,731,400
                                                                           -----------  -----------  -----------
                                                                           -----------  -----------  -----------
Transfer of held to maturity securities to available for sale............      --       $ 9,250,187      --
                                                                           -----------  -----------  -----------
                                                                           -----------  -----------  -----------
Common stock dividend declared (Note 1)..................................  $    59,070  $    21,424  $    26,721
                                                                           -----------  -----------  -----------
                                                                           -----------  -----------  -----------

  The accompanying notes are an integral part of these consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND CONSOLIDATION

    The accompanying consolidated financial statements include the accounts of Emerald Isle Bancorp, Inc. (the "Company") and its wholly owned subsidiary, The Hibernia Savings Bank (the "Bank"). All significant intercompany balances and transactions have been eliminated in consolidation.

    Emerald Isle Bancorp, Inc. was organized at the direction of the Bank and pursuant to a Plan of Reorganization and Acquisition between the Company and the Bank dated February 15, 1996 and approved by stockholders at the annual meeting held on April 29, 1996 and consummated on October 1, 1996. The transaction has been recorded using the pooling of interest method of accounting.

    For purposes of reporting cash flows, cash and cash equivalents include cash on hand, cash items in the process of collection and amounts due from banks.

USE OF ESTIMATES IN PREPARATION OF FINANCIAL STATEMENTS

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of income and expenses during the reporting periods. Operating results in the future could vary from the amounts derived from management's estimates and assumptions.

SECURITIES

    Securities purchased are classified as held to maturity when it is management's intent and ability to hold them to maturity. Such securities, including mortgage and asset-backed securities, are carried at cost, adjusted for amortization of premium and accretion of discount, as computed by the effective yield method. Securities not classified as held to maturity are classified as available for sale and are reported at fair value, with unrealized gains or losses, net of the estimated tax effects, classified as a separate component of stockholders' equity. The Company does not have any securities classified as trading.

    When securities are sold, the adjusted cost of the specific security sold is used to compute gains or losses on the sale.

LOANS, DISCOUNTS AND RESERVES

    Loans, as reported, have been reduced by unadvanced loan proceeds, unearned discounts, deferred fees and the allowance for possible loan losses.

    Interest on loans is not accrued when principal or interest is 90 days or more past due or, in the opinion of management, the collectibility of the principal or interest becomes doubtful.

    The Company adopted SFAS No. 114, Accounting by Creditors for Impairment of a Loan and SFAS No. 118, Accounting by Creditors for Impairment of a Loan, Income Recognition and Disclosures, as of

January 1, 1995. SFAS No. 114 requires that certain impaired loans be measured based on the present value of expected future cash flows discounted at the loans original effective interest rate. The Company defines impaired loans as all classified loans in nonaccrual status and reviews on a continuous basis all loans in order to identify possible impaired loans. As a practical expedient, impairment may be measured based on the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance. The Company had previously measured the allowance for credit losses using methods similar to those prescribed in SFAS No. 114. As a result of adopting these statements, no additional allowance for loan losses was required as of January 1, 1995.

    The adequacy of the allowance for possible loan losses is evaluated on a regular basis by management. Factors considered in evaluating the adequacy of the allowance include previous loss experience, current economic conditions and their effect on borrowers, and the performance of individual loans in relation to contract terms. The provision for possible loan losses charged to operations is based upon management's judgment of the amount necessary to maintain the allowance at a level adequate to absorb possible future losses. The allowance is an estimate, and ultimate losses may vary from current estimates. Loan losses are charged against the allowance when management believes the collectibility of principal is unlikely.

BANKING PREMISES AND EQUIPMENT

    Land is carried at original cost. Buildings, leasehold improvements and equipment are stated at cost, less accumulated depreciation and amortization, computed primarily on the straight-line basis over the estimated useful lives of the assets or terms of leases, if shorter. The cost of maintenance and repairs is charged to operations as incurred. The Company periodically evaluates long lived assets for impairment on the basis of whether these assets are recoverable from projected undiscounted net cash flows of the related assets.

OTHER REAL ESTATE OWNED

    Real estate acquired by foreclosure is initially recorded at the lower of cost (principal balance of the former mortgage loan plus costs of obtaining title and possession), or estimated fair value less estimated costs to sell. During the holding period, foreclosed real estate is periodically appraised, and the carrying value is adjusted, if necessary, if the estimated fair value is less than the carrying value.

    Expenses and revenues related to holding foreclosed assets are reported in the results of operations as incurred.

INCOME TAXES

    The Company records income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under SFAS No. 109, deferred tax assets and liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. Deferred income tax expense or credits are based on the changes in the asset or liability from period to period. As changes in tax laws or rates are enacted deferred tax assets and liabilities are adjusted through the provision for income taxes.

EARNINGS PER SHARE

    Earnings per share are computed based on the weighted average number of common shares and common stock equivalents outstanding during the year using the treasury stock method.

    On December 18, 1996 the Board of Directors declared a stock dividend of twenty five percent (25%) effective February 3, 1997. On January 18, 1995, the Board of Directors declared a 3 for 2 stock split with an effective date of February 1, 1995. Prior years' consolidated financial statements have been adjusted to reflect the stock dividend and the stock split.

FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CONCENTRATION OF CREDIT
  RISK

    In the normal course of business, to meet the financing needs of its customers, the Company is a party to financial instruments with off-balance sheet risk. As discussed in Note 9, these financial instruments include firm commitments to grant loans that involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated balance sheets. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to grant loans is represented by the contractual amount of these instruments. The Company uses the same credit policies in making such commitments as it does for on-balance sheet instruments.

    Commitments to grant loans are binding agreements to lend to a customer as long as there is no violation of any condition in the contract. The Company has established internal lending limits applicable to a single borrower or a related group of borrowers to minimize risk and control exposure by obligor, industry, loan type and other credit concentrations. The Company has not experienced any significant losses on open commitments.

RECLASSIFICATIONS

    Certain amounts in the prior years' consolidated financial statements have been reclassified to be consistent with the current year's presentation.

FAIR VALUES OF FINANCIAL INSTRUMENTS

    The following methods and assumptions were used by the Company in estimating fair values of financial instruments as disclosed herein:

    CASH AND CASH EQUIVALENTS--The carrying amounts of cash and short-term investments approximate their fair value.

    HELD TO MATURITY AND AVAILABLE FOR SALE SECURITIES--Fair values for securities are based on quoted market prices.

    FEDERAL HOME LOAN BANK STOCK--Fair value is equal to carrying value since the stock is redeemable at cost.

    LOANS--For variable rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. Fair values for certain mortgage loans (for example, one-to-four family residential), credit card loans, and other consumer loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. Fair values for commercial real estate and commercial loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

    DEPOSIT LIABILITIES--The fair values disclosed for demand deposits and variable rate savings accounts are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). Fair values for fixed rate deposits are estimated using a discounted cash flow calculation that applies interest rates currently being offered on similar deposits over their remaining terms.

    SHORT-TERM BORROWINGS--The carrying amounts of federal funds purchased, borrowings under repurchase agreements, and other short-term borrowings maturing within 90 days approximate their fair values. Fair values of other short-term borrowings are estimated using discounted cash flow analyses based on the Bank's current incremental borrowing rates for similar types of borrowing arrangements.

    LONG-TERM BORROWINGS--The fair values of the Bank's long-term debt are estimated using discounted cash flow analyses based on the Bank's current incremental borrowing rates for similar types of borrowing arrangements.

    ACCRUED INTEREST--The carrying amounts of accrued interest approximate their fair values.

    OFF-BALANCE SHEET INSTRUMENTS--Fair values for off-balance sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing.

MORTGAGE SERVICING

    In May 1995, the FASB issued SFAS No. 122, Accounting for Mortgage Servicing Rights, which is to become effective for fiscal years beginning after December 15, 1995 with earlier adoption permitted. SFAS No. 122 requires that a mortgage banking enterprise recognize as separate assets, rights to service mortgage loans for others regardless of the manner in which the servicing rights are acquired. In addition, capitalized mortgage servicing rights are required to be assessed for impairment based on the fair value of those rights. Management elected to adopt the provisions as of October 1, 1995 and retroactively applied the provisions of this statement to January 1, 1995. Such adoption did not have a significant impact on the Company's reported results of operations or financial condition.

RECENT PRONOUNCEMENTS

    In 1996, the FASB issued SFAS No. 123, "Accounting for Stock Based Compensation", which encourages, but does not require, Company to record compensation cost for stock based employee compensation plans at fair value. The Company has chosen to account for such plans using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25. Accordingly, compensation costs for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the exercise price of the stock.

    In 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", which superseded SFAS No. 122 without changing its major provisions, and SFAS No. 127 "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125", which become effective for transactions occurring after December 31, 1996.

    Under these new statements, transfers of financial assets in which the Company surrenders control over those financial assets shall be accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. Each time the Company undertakes an obligation to service financial assets it shall recognize either a servicing asset or a servicing liability for the contract, unless it securitizes the assets, retains all of the resulting securities, and classifies them as debt securities held-to maturity. The implementation of these statements is not expected to have a material effect on the Company's results of operations or financial condition.

(2) CAPITAL

    The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory-and possibly additional discretionary-actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

    Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1996, that the Company meets all capital adequacy requirements to which it is subject.

    As of December 31, 1996, the most recent notification from the Federal Deposit Insurance Corporation (FDIC) categorized the Bank as adequately capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

    The Bank's actual capital amounts and ratios are also presented in the table.

                                                                   FOR CAPITAL ADEQUACY    TO BE WELL CAPITALIZED
                                                   ACTUAL                PURPOSES           UNDER PCA PROVISIONS
                                            --------------------  -----------------------  -----------------------
AS OF DECEMBER 31, 1996:
Total Capital (to Risk Weighted Assets)...  $  30,751     11.99%  > $   20,522      >8.0%  > $   25,653     >10.0%
Tier 1 Capital (to Risk Weighted
  Assets).................................  $  28,127     10.97%  > $   10,261      >4.0%  > $   15,392      >6.0%
Tier 1 Capital (to Average Assets)........  $  28,127      7.52%  > $   14,951      >4.0%  > $   18,689      >5.0%

AS OF DECEMBER 31, 1995:
Total Capital (to Risk Weighted Assets)...  $  25,319     12.69%  > $   15,959      >8.0%  > $   19,486     >10.0%
Tier 1 Capital (to Risk Weighted
  Assets).................................  $  22,825     11.44%  > $    7,980      >4.0%  > $   11,969      >6.0%
Tier 1 Capital (to Average Assets)........  $  22,825      7.34%  > $   12,430      >4.0%  > $   15,538      >5.0%

(3) SECURITIES

    The amortized cost and estimated market values of securities are as follows:

DECEMBER 31, 1996
                                                  GROSS        GROSS       GROSS
                                                AMORTIZED   UNREALIZED   UNREALIZED   MARKET
                                                   COST        GAINS      LOSSES      VALUE
                                                ----------  -----------  ---------  ----------
Securities held to maturity--Mortgage-backed
  securities..................................  $83,512,156  $   4,152   1,994,252  81,522,056
                                                ----------  -----------  ---------  ----------
                                                ----------  -----------  ---------  ----------
Securities available for sale--US Treasury and
  Agency bonds and notes......................  $31,079,712  $   3,903   $ 322,325  $30,761,290
                                                ----------  -----------  ---------  ----------
                                                ----------  -----------  ---------  ----------


DECEMBER 31, 1995
                                                  GROSS        GROSS       GROSS
                                                AMORTIZED   UNREALIZED   UNREALIZED   MARKET
                                                   COST        GAINS      LOSSES      VALUE
                                                ----------  -----------  ---------  ----------
Securities held to maturity--Mortgage-backed
  securities..................................  $77,565,687  $  --       $ 857,478  $76,708,209
                                                ----------  -----------  ---------  ----------
                                                ----------  -----------  ---------  ----------
Securities available for sale--US Treasury and
  agency bonds and notes......................  $40,574,759  $ 101,424      --      $40,676,183
                                                ----------  -----------  ---------  ----------
                                                ----------  -----------  ---------  ----------

    The amortized cost and market value of debt securities at December 31, 1996, by contractual maturity, is shown below. Actual maturities may differ from contractual maturities because issuers have the right to prepay obligations with or without call or prepayment penalties. Certain securities classified as available for sale have call provisions. The call dates on all these securities are within one year, as such they are classified in the one year or less category in 1996 rather than the contractual maturity date.

SECURITIES HELD TO MATURITY:
                                                                         ESTIMATED
                                                             AMORTIZED     MARKET     PERCENT
                                                                COST       VALUE     OF TOTAL
                                                             ----------  ----------  ---------
December 31, 1996--
Due in one year or less....................................  $4,114,046  $4,098,548       4.93%
Due after one year through five years......................  57,398,576  56,105,709      68.73%
Due after five years through ten years.....................      --          --         --
Due after ten years........................................  21,999,534  $21,317,799     26.34%
                                                             ----------  ----------  ---------
                                                             $83,512,156 $81,522,056    100.00%
                                                             ----------  ----------  ---------
                                                             ----------  ----------  ---------

SECURITIES AVAILABLE FOR SALE:
                                                                         ESTIMATED
                                                             AMORTIZED     MARKET     PERCENT
                                                                COST       VALUE     OF TOTAL
                                                             ----------  ----------  ---------
December 31, 1996--
Due in one year or less....................................  $8,061,409  $8,063,039      25.94%
Due after one year through five years......................      --          --           0.00%
Due after five years through ten years.....................   5,000,000   4,961,515      16.09%
Due after ten years........................................  18,018,303  17,736,736      57.97%
                                                             ----------  ----------  ---------
                                                             $31,079,712 $30,761,290    100.00%
                                                             ----------  ----------  ---------
                                                             ----------  ----------  ---------

    Proceeds from the maturity and sales of investments during 1996, 1995 and 1994 were $43,222,610, $64,063,812 and $46,628,752, respectively. Gross gains of
$126,520, $363,017 and $215,126 and gross losses of $163,653, $272,024 and
$21,549, respectively, were realized on the sales.

    At December 31, 1996, the Company had no investments in obligations of states, counties or municipalities which exceeded 10% of stockholders' equity.

    In December of 1995, the Company transferred and sold approximately $9,250,000 of formerly held to maturity securities which resulted in a corresponding net loss of approximately $171,000. The transfer was made pursuant to the issuance of "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities" which allowed a one-time reassessment of the appropriateness of the classification of all securities without calling into question the Company's classification of its other securities.

(4) LOANS

    A summary of the balances of loans follows:

                                                                                        1996            1995
                                                                                   --------------  --------------
Mortgage loans on real estate--
Residential, owner-occupied, one to four family and condos.......................  $  125,528,517  $  101,817,810
Residential, nonowner-occupied, one to four family and condos....................      10,520,897      10,667,757
Multi family units five or more..................................................      34,502,602      34,632,581
Retail/mixed-use properties......................................................      33,473,707      30,311,277
Office/industrial space..........................................................      33,328,090      10,638,889
Other loans......................................................................       4,055,467       3,528,515
                                                                                   --------------  --------------
                                                                                      241,409,276     191,596,829
Less -- Deferred fees and income.................................................         218,265          93,654
                                                                                   --------------  --------------
Total mortgage loans on real estate..............................................     241,191,011     191,503,175
Commercial loans.................................................................      21,614,758      16,857,492
                                                                                   --------------  --------------
Other loans, personal installment................................................       2,076,088       1,767,627
Personal lines of credit.........................................................         950,741         746,746
                                                                                   --------------  --------------
                                                                                        3,026,829       2,514,373
Less -- Unearned discount........................................................           1,003           6,320
                                                                                   --------------  --------------
Total other loans................................................................       3,025,826       2,508,053
                                                                                   --------------  --------------
Total loans......................................................................     265,831,595     210,868,720
Less -- Allowance for possible loan losses.......................................       2,623,406       2,541,997
                                                                                   --------------  --------------
Loans, net.......................................................................  $  263,208,189  $  208,326,723
                                                                                   --------------  --------------
                                                                                   --------------  --------------

    An analysis of the allowance for possible loan losses follows:

                                                                            1996           1995          1994
                                                                        -------------  ------------  -------------
Balance at beginning of year..........................................  $   2,541,997  $  2,241,286      2,480,881
Provision for possible loan losses....................................      1,211,333       300,000        135,000
Recoveries............................................................        167,582       340,390        722,440
                                                                        -------------  ------------  -------------
                                                                            3,920,912     2,881,676      3,338,321
Loans charged off.....................................................     (1,297,506)     (339,679)    (1,097,035)
                                                                        -------------  ------------  -------------
Balance at end of year................................................  $   2,623,406  $  2,541,997  $   2,241,286
                                                                        -------------  ------------  -------------
                                                                        -------------  ------------  -------------

    In addition to the loan portfolio noted above, the Company services approximately $31,563,119 of loans sold without recourse to investors in the secondary mortgage market and other financial institutions. During the second quarter of 1995 the Company sold its servicing rights on certain residential mortgage loans with a gross outstanding balance of $69,113,347. From this sale the Company received gross proceeds of $898,473 and recorded a related pretax gain of $763,806.

    The Company operates primarily in the Greater Boston area, and the performance of its loan portfolio is dependent, to a large degree, on the condition of the local real estate market. Uncertainty exists as to the ultimate realization in full of certain loans, and other real estate owned as a result of current economic conditions in the New England region. Based on management's assessment of the condition of the Massachusetts real estate market at year end and prevailing economic conditions, management believes that the allowance for loan losses as of December 31, 1996 is adequate to absorb the current estimate of future losses in the loan portfolio. However, economic deterioration in future periods could result in the Company experiencing increased levels of nonperforming assets and charge-offs, additional provisions for loan losses and reduction in net interest income.

    At December 31, 1996, real estate mortgage loans were pledged to secure Federal Home Loan Bank advances, as further discussed in Note 7.

    As of December 31, 1996 and 1995, the Company's impaired loans and related valuation allowance (which is included in the allowance for loan losses) calculated under SFAS No. 114 were as follows:

                                                                             1996                      1995
                                                                   -------------------------  -----------------------
                                                                     IMPAIRED     VALUATION    IMPAIRED    VALUATION
                                                                      LOANS       ALLOWANCE     LOANS      ALLOWANCE
                                                                   ------------  -----------  ----------  -----------
Valuation allowance required.....................................  $    --        $  --       $   --       $  --
No valuation allowance required..................................  $  1,058,195   $  --          500,766      --
                                                                   ------------       -----   ----------       -----
Total impaired loans.............................................  $  1,058,195   $  --       $  500,766   $  --
                                                                   ------------       -----   ----------       -----
                                                                   ------------       -----   ----------       -----

    The recorded investment in impaired loans for which no allowance is needed is net of previous direct charge-offs and applications of cash interest payments against the loan balances as of December 31, 1996 and 1995 of $1,129,660 and $110,608, respectively. The average recorded investment in impaired loans for the years ended December 31, 1996 and 1995 was $745,000 and $760,750, respectively. Interest payments received on impaired loans are recorded as interest income unless collection of the remaining recorded investment is doubtful at which time payments received are recorded as a reduction in principal.

(5) BANKING PREMISES AND EQUIPMENT

    A summary of the cost and accumulated depreciation and amortization of banking premises and equipment and their estimated useful lives follows:

                                                                                                       ESTIMATED
                                                                             1996          1995      USEFUL LIVES
                                                                         ------------  ------------  -------------
Land and building......................................................  $  3,175,911  $  1,727,200  25 years
Leasehold improvements.................................................     4,638,130     4,170,918  10-25 years
Furniture and equipment................................................     4,436,382     3,433,923  2-10 years
                                                                         ------------  ------------
                                                                           12,147,805     9,332,041
Less--Accumulated depreciation and amortization........................     4,436,382     3,757,085
                                                                         ------------  ------------
                                                                         $  7,711,423  $  5,574,956
                                                                         ------------  ------------
                                                                         ------------  ------------

    Total depreciation and amortization for the years ended December 31, 1996, 1995 and 1994 amounted to $679,297, $507,489, and $430,161, respectively.

(6) DEPOSITS

    A summary of deposit balances, by type, is as follows:

                                                                    1996            1995
                                                               --------------  --------------
NOW and demand deposits......................................  $   31,190,026  $   22,011,361
Money market deposits........................................      37,811,552      33,819,928
Other savings................................................      47,771,658      46,038,261
                                                               --------------  --------------
      Total non-certificate accounts.........................     116,773,236     101,869,550
Term certificate accounts....................................     220,316,691     180,917,699
                                                               --------------  --------------
      Total deposits.........................................  $  337,089,927  $  282,787,249
                                                               --------------  --------------
                                                               --------------  --------------

    The aggregate amounts of term certificates of deposits of $100,000 or more at December 31, 1996 and 1995 are $52,254,548 and $63,802,166, respectively.

    A summary of term certificate accounts by maturity as of December 31, 1996 and 1995 is as follows:

                                                                   1996                             1995
                                                      -------------------------------  -------------------------------
                                                                         WEIGHTED                         WEIGHTED
                                                          AMOUNT       AVERAGE RATE        AMOUNT       AVERAGE RATE
                                                      --------------  ---------------  --------------  ---------------
Within one year.....................................  $  152,182,788          5.54%    $  111,842,814          5.68%
One to three years..................................      56,304,921          5.94%        51,986,914          5.85%
Over three years....................................      11,828,982          6.62%        17,087,971          6.67%
                                                      --------------           ---     --------------           ---
                                                      $  220,316,691          5.83%    $  180,917,699          5.17%
                                                      --------------           ---     --------------           ---
                                                      --------------           ---     --------------           ---

(7) FEDERAL HOME LOAN BANK ADVANCES (FHLB)

    Federal Home Loan Bank advances consist of the following at December 31, 1996 and 1995:

MATURITY DATE                                                           INTEREST RATE       1996           1995
---------------------------------------------------------------------  ---------------  -------------  -------------
January 2, 1996......................................................          5.85                        3,000,000
January 16, 1996.....................................................          6.60                        4,300,000
February 16, 1996....................................................          5.80                        5,000,000
July 12, 1996........................................................          5.73                        4,000,000
February 20, 1997....................................................          4.99         8,000,000
April 21, 1997.......................................................          5.39         3,000,000
January 28, 1998.....................................................          5.48         3,000,000
September 30, 1998...................................................          6.09         2,000,000
October 13, 1998.....................................................          5.90         5,000,000      5,000,000
November 23, 1998....................................................          5.76        10,000,000     10,000,000
September 13, 1999...................................................          6.54         3,000,000
October 10, 2000.....................................................          6.09                        7,668,000
                                                                                        -------------  -------------
Total advances.......................................................                   $  41,668,000  $  38,968,000
                                                                                        -------------  -------------
                                                                                        -------------  -------------

    Information on the amounts outstanding and interest rates of borrowings for each of the three years in the period ended December 31, 1996, 1995 and 1994 is as follows:

                                                                                        (IN THOUSANDS)
                                                                                  1996       1995       1994
                                                                                ---------  ---------  ---------
Balance outstanding at end of year............................................  $  41,668  $  38,968  $   9,000
Average daily balance outstanding.............................................     43,253     22,395     10,021
Maximum balance outstanding at any month end..................................     53,216     38,971     17,828
Weighted average interest rate for the year...................................       5.75%      6.43%      5.60%
Weighted average interest rate at end of year.................................       5.79%      6.06%      6.64%

    The interest rates charged on advances maturing in 1996 and 1995 are primarily fixed but also include floating rate advances indexed to prime. The FHLB advances are collateralized by a pledge of the Company's portfolio of unencumbered securities and mortgages and by a lien on the Company's holdings of FHLB stock. The Company may borrow up to 30% of its total assets but not more than 20 times its capital stock holdings in the FHLB for any sound business purpose for which the Company has legal authority. Borrowings authorized totaled $53,414,000 at December 31, 1996.

    The outstanding balance and weighted average interest rate at December 31, 1996 and 1995 of maturities are listed below:

                                                                     1996                            1995
                                                        ------------------------------  ------------------------------
                                                                          WEIGHTED                        WEIGHTED
                                                           AMOUNT       AVERAGE RATE       AMOUNT       AVERAGE RATE
                                                        -------------  ---------------  -------------  ---------------

                                                             (IN                             (IN
                                                         THOUSANDS)                      THOUSANDS)
Due in one year or less...............................    $  11,000            5.10%      $  16,300            6.00%
Due from on year to two years.........................       20,000            5.79%         --              --
Due from two years to five............................       10,668            6.22%         22,668            5.90%
                                                        -------------           ---     -------------           ---
                                                          $  41,668            5.70%      $  38,968            5.95%
                                                        -------------           ---     -------------           ---
                                                        -------------           ---     -------------           ---

(8) INCOME TAXES

    Allocation of federal and state income taxes between current and deferred portions is as follows:

                                                                              1996          1995          1994
                                                                          ------------  ------------  ------------
Current tax provision --
  Federal...............................................................  $  1,241,612  $  1,371,186  $    822,048
  State.................................................................       220,621       413,321       232,437
                                                                          ------------  ------------  ------------
                                                                             1,462,233     1,784,507     1,054,485
                                                                          ------------  ------------  ------------
Deferred tax provision (benefit) --
  Federal...............................................................         1,121      (108,533)      (38,446)
  State.................................................................       (18,485)      (29,760)      (13,708)
                                                                          ------------  ------------  ------------
                                                                               (17,364)     (138,293)      (52,154)
                                                                          ------------  ------------  ------------
                                                                          $  1,444,869  $  1,646,214  $  1,002,331
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

    The reasons for the differences between the effective tax rate and the corporate statutory federal income tax rate are summarized as follows:

                                                                                            1996       1995       1994
                                                                                          ---------  ---------  ---------
Statutory rate..........................................................................       34.0%      34.0%      34.0%
Increase (decrease) resulting from--
  State taxes, net of federal tax benefit...............................................        3.5        6.0        5.9
  Reduction in valuation allowance......................................................     --         --           (7.0)
  Rehabilitation and low income housing tax credit......................................       (1.0)      (0.9)      (1.2)
  Dividend received deduction...........................................................       (0.3)      (0.4)      (0.1)
  Other.................................................................................        1.6       (1.0)       1.1
                                                                                                ---        ---        ---
Effective tax rate......................................................................       37.8%      37.7%      32.7%
                                                                                                ---        ---        ---
                                                                                                ---        ---        ---

    As of December 31, 1996 and 1995, the consolidated balance sheets include net deferred tax assets of $401,017 and $383,653, respectively. The tax-affected components of the prepaid income taxes at December 31, 1996 and 1995 are as follows:

                                                                           1995        1996
                                                                        ----------  ----------
Loan allowances.......................................................  $  260,502  $  182,711
Loan fees.............................................................     (22,565)      8,314
State taxes, net of federal benefit...................................      66,753      83,109
Other, net............................................................      96,327     109,519
                                                                        ----------  ----------
      Total deferred tax assets.......................................     401,017     383,653
                                                                        ----------  ----------
                                                                        ----------  ----------

(9) COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

    The Company presently occupies the premises at 731 Hancock Street, Quincy, Massachusetts, under a lease expiring in 2002, with three, five-year renewal options, and the premises at 101 Federal Street, Boston, Massachusetts, under a lease expiring in 1999, with two, five-year renewal options. In 1995 the Company executed a lease on the location of its newest branch office at 397 Washington Street, Stoughton, Massachusetts which expires in 2005 with three, five-year renewal options. In 1996 the Company executed a lease on the location for its newest branch office expected to open in April 1997 at 470 West Broadway, South Boston, Massachusetts, which expires in 2016, with two ten year renewals. Future minimum rental commitments under these leases are as follows:

1997..............................................................  $  361,446
1998..............................................................     427,423
1999..............................................................     428,660
2000..............................................................     428,660
2001..............................................................     430,667
Thereafter........................................................  10,831,447
                                                                    ----------
                                                                    $12,908,314
                                                                    ----------
                                                                    ----------

    Net rental expenses for the years ended December 31, 1996, 1995 and 1994 were $258,325, $211,665, and $176,549, respectively.

LOAN AND SECURITY COMMITMENTS

    In the normal course of business, there are outstanding commitments that are not reflected in the accompanying consolidated financial statements. Firm commitments to grant loans amounted to $20,083,073 and $15,367,512 at December 31, 1996 and 1995, respectively. Also, amounts committed under existing lines of credit totaled $6,616,602 at December 31, 1996.

EMPLOYMENT AND TERMINATION AGREEMENTS

    The Company has entered into a five year Employment Agreement with its Chief Executive Officer providing for specified minimum annual compensation and the continuation of benefits currently received. The contract is automatically extended for an additional year on the anniversary date of the contract. In addition, the Company has entered into a Special Termination Agreement with its Chief Executive Officer which provides for a lump-sum severance payment within a three year period following a change in control, as defined in the agreement.

(10) LITIGATION

    The Company and the Bank are defendants in various legal actions. In the opinion of management and the Company's legal counsel, the resolution of these matters is not expected to have a material effect on the consolidated financial position or results of operations of the Company.

(11) STOCKHOLDERS' EQUITY

    The Company may not declare or pay cash dividends on its shares of common stock if the effect thereof would cause its stockholders' equity to be reduced below applicable capital maintenance requirements or if such declaration and payments would otherwise violate regulatory requirements (see Note 2).

    The Company maintains a Stock Purchase Plan, the purpose of which is to provide an additional source of capital. Under the terms of the plan, 375,000 shares of authorized common stock are available for purchase of which 145,036 shares remain unissued. The purchase price will be the closing bid price of the common stock on the business day prior to the purchase. In 1996, 23,641 shares of common stock were purchased by eligible plan participants under the plan for total proceeds to the Company of $334,667.

    In 1996, the Company began an Automatic Dividend Reinvestment and Common Stock Purchase Plan for the benefit of all eligible stockholders of record on November 1, 1995. The plan permits eligible stockholders to have their dividends reinvested automatically into additional newly issued shares of common stock of the Company as the dividends are paid. In addition, the plan allows optional cash payments to be made which permits stockholders to purchase additional shares on a monthly basis. In 1996, 11,138 shares of common stock were purchased by eligible stockholders under the plan for total proceeds to the Company of $163,313.

    In 1996, the Company completed two private placements of newly issued common stock at then market prices. The first one was completed on May 17, 1996 and the second was completed September 24, 1996 raising $2,939,716, net of expenses, of new capital.

(12) EMPLOYEE BENEFIT PLANS

    During 1989, the Board of Directors voted to establish an Employee Stock Ownership Plan (ESOP), which is a qualified stock bonus plan under Internal Revenue Code Section 401(a). Employees reaching the age of 21 and having completed 1,000 hours of service in one consecutive twelve-month period automatically become participants in the ESOP. Participants become fully vested upon completion of three years of service. During 1996, 1995 and 1994, the ESOP purchased 14,428, 20,948 and 20,961 shares, respectively, of the Company's common stock at an aggregate purchase price of $227,241, $241,480 and $195,636 respectively, in the open market.

    In 1996, 1995 and 1994, the Company made contributions to the ESOP totaling $227,241, $183,800 and $200,914, respectively, which are included in salaries and employee benefits expense. Dividends on unallocated shares of the Company's stock held by the ESOP are accumulated within the plan.

    The Company also maintains a Non-Qualified Executive Retirement Plan which is an unfunded non-qualified plan which provides deferred compensation to a select group of management whose retirement benefits in the employer's tax qualified retirement plans are restricted by statute. During 1996, 1995 and 1994 the Company expensed $29,915, $30,944, and $41,748 respectively, related to this plan.

    In 1992, the Company adopted a Profit Sharing Plan as defined in the Internal Revenue Code Section 401(k). Employees reaching the age of 21 and having completed 1,000 hours of service in one consecutive twelve-month period are eligible to participate in the plan. In 1996, 1995 and 1994, the Company matched employees' voluntary contributions on a dollar-for-dollar basis up to an additional 3% of total compensation. The plan is administered by the Savings Bank Employees Retirement Association. For the plan years ended December 31, 1996, 1995 and 1994 the Company made contributions of $68,549, $49,444 and $43,394, respectively, to the plan.

    The Company maintains a Short-term Incentive Bonus Plan (the Plan) whereby certain employees are eligible to receive a bonus if the Company meets or exceeds certain base standards of profitability, and certain strategic goals are achieved. The structure of the Plan is reviewed on an annual basis by the Board of Directors of the Company. The Company expensed $265,000 in 1996, $185,504 in 1995, and $124,125 in 1994 related to this plan.

(13) STOCK-BASED COMPENSATION PLANS

    The Company has three stock option plans, the 1986 Stock Option Plan ("The 1986 Plan"), the 1989 Stock Option Plan ("The 1989 Plan") and the 1995 Premium Incentive Stock Option Plan ("The 1995 Plan"). In addition, the Company has a 1989 Employee Stock Purchase Plan ("The 1989 Stock Purchase Plan") under which employees are able purchase Company stock at 100% of the fair market value of the stock at that date of purchase. The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized.

    Had compensation cost for these plans been determined consistent with FASB Statement No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts (000's):

                                                                                              1996          1995
                                                                                          ------------  ------------
Net Income        As Reported...........................................................  $  2,380,869  $  2,719,235
                  Pro Forma.............................................................  $  2,333,794  $  2,683,999
Primary EPS       As Reported...........................................................  $       1.14  $       1.41
                  Pro Forma.............................................................  $       1.12  $       1.39

    Because the Statement 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. Also, since there is no discount provided to employees under the 1989 Stock Purchase Plan, there is no pro forma impact of this plan under Statement 123.

    The Company may sell up to 375,000 shares of stock to its full- time employees under the 1989 Stock Purchase Plan. The Company has sold 202,625 shares through December 31, 1996. The weighted average fair value of shares sold in 1996 and 1995 was $14.15 and $11.31, respectively.

    The Company may grant options for up to 150,000 shares under the 1986 Plan, 65,625 shares under the 1989 Plan and 87,500 shares under the 1995 Plan. The Company has granted options on 120,000 shares, 52,500 and 36,750 shares, respectively, through December 31, 1996. Under these Plans the option exercise price equals the stock's market price on date of grant. Under each of these plans, the options vest after two years and all expire after ten years.

    A summary of the status of the Company's three stock option plans at December 31, 1996 and 1995 and changes during the years then ended is presented in the table and narrative below:

                                                                          1996                      1995
                                                                 -----------------------  ------------------------
                                                                            WEIGHTED AVG             WEIGHTED AVG
                                                                  SHARES     EX. PRICE     SHARES      EX. PRICE
                                                                 ---------  ------------  ---------  -------------
Balance, beginning of year.....................................    105,438   $     9.50     109,125    $    4.61
Granted........................................................     16,388   $    15.25      52,500    $   11.74
Exercised......................................................     (1,875)  ($    1.34)    (51,500)   ($   1.50)
Canceled.......................................................    (16,388)  ($   11.80)     (4,687)   ($   9.40)
                                                                 ---------  ------------  ---------       ------
Balance, end of year...........................................    103,563   $     9.72     105,438    $    9.50
                                                                 ---------  ------------  ---------       ------
                                                                 ---------  ------------  ---------       ------
Exercisable, end of year.......................................     39,050   $     7.33      32,600    $    6.58
                                                                 ---------  ------------  ---------       ------
                                                                 ---------  ------------  ---------       ------
Weighted average fair value of options granted.................              $     3.01                $    2.80
                                                                            ------------                  ------
                                                                            ------------                  ------

26,125 of the 103,563 options outstanding at December 31, 1996 have exercise prices between $1.34 and $7.06, with a weighted average exercise price of $6.27 and a weighted average remaining contractual life of approximately 6.1 years. All of these options are exercisable. The remaining 77,438 options have exercise prices between $8.80 and $13.20, with a weighted average exercise price of $10.88 and a weighted average remaining contractual life of approximately 8.1 years. 24,940 of these options are exercisable; their weighted average exercise price is $8.80.

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1996 and 1995:

                                                           1986 PLAN               1989 PLAN              1995 PLAN
                                                     ----------------------  ----------------------  --------------------
                                                        1996        1995        1996        1995       1996       1995
                                                        -----     ---------     -----     ---------  ---------  ---------
Risk Free Interest Rate............................         n/a        7.39%        n/a        6.78%      6.68%      5.87%
Expected Dividend Yield............................         n/a        2.04%        n/a        1.85%      1.57%      1.45%
Expected Lives.....................................         n/a     3 years         n/a     3 years    3 years    3 years
Expected Volatility................................         n/a       19.32%        n/a       19.32%     19.32%     19.32%

(14) RELATED PARTY TRANSACTIONS

    In the ordinary course of business, the Company has granted loans to officers and directors and their affiliates amounting to $1,080,219 at December 31, 1996. All such transactions are on substantially the same terms as those prevailing at the same time for individuals not affiliated with the Company and such loans do not involve more than the normal risk of collectibility. During the year ended December 31, 1996, total principal additions were $0, and total principal payments were $8,055. At December 31, 1995, outstanding loans to officers and directors and their affiliates amounted to $1,088,274. For 1995, total principal additions were $192,900, and total principal payments were $1,195,276.

(15) FAIR VALUES OF FINANCIAL INSTRUMENTS

    The estimated fair values of the Company's financial instruments were as follows:

                                                       DECEMBER 31, 1996               DECEMBER 31, 1995
                                                 ------------------------------  ------------------------------
                                                    CARRYING          FAIR          CARRYING          FAIR
                                                     AMOUNT          VALUE           AMOUNT          VALUE
                                                 --------------  --------------  --------------  --------------
Financial assets:
Cash and due from banks, interest-bearing
  deposits with banks, and federal funds
  sold.........................................  $    5,521,299  $    5,521,299  $    3,213,259  $    3,213,259
Short-term investments.........................      11,679,798      11,679,798       4,860,000       4,860,000
Securities held to maturity....................      83,512,156      81,522,056      77,565,687      76,708,209
Securities available for sale..................      30,761,290      30,761,290      40,676,183      40,676,183
Federal Home Loan Bank stock...................       2,670,700       2,670,700       2,198,400       2,198,400
Loans receivable...............................     263,208,189     263,010,900     208,326,723     207,283,591
Accrued interest receivable....................       2,501,071       2,501,071       2,128,536       2,128,536
Financial liabilities:
Deposit liabilities............................  $  337,089,927  $  337,665,927  $  282,787,249  $  283,363,249
Federal Home Loan Bank advances................      41,668,000      43,494,916      38,968,000      40,794,916

OFF-BALANCE-SHEET COMMITMENTS:

    A summary of the notional amounts of the Company's financial instruments with off-balance sheet risk at December 31, 1996 and 1995 follows:

                                                                                 1996                        1995
                                                                      --------------------------  --------------------------
                                                                        NOTIONAL        FAIR        NOTIONAL        FAIR
                                                                         AMOUNT         VALUE        AMOUNT         VALUE
                                                                      -------------     -----     -------------     -----
Commitments to grant loans..........................................  $  20,083,000   $       0   $  15,368,000   $       0
Existing lines of credit............................................      6,161,602           0       4,582,000           0

(16) PARENT COMPANY FINANCIAL STATEMENTS

    Condensed financial information relative to the Company's balance sheets at December 31, 1996 and the related statement of income and cash flows for the year ended December 31, 1996 are presented below

BALANCE SHEET
DECEMBER 31,                                                                                             1996
--------------------------------------------------------------------------------------------------  --------------
                                                                                                    (IN THOUSANDS)
Assets
  Cash............................................................................................    $       26
  Investments in subsidiary.......................................................................        27,916
  Other assets....................................................................................           113
                                                                                                         -------
  Total assets....................................................................................    $   28,055
                                                                                                         -------
                                                                                                         -------
Liabilities and Stockholders' Equity
  Other liabilities...............................................................................    $      119
  Total liabilities...............................................................................           119
Stockholders' equity..............................................................................        27,936
                                                                                                         -------
  Total liabilities and stockholders' equity......................................................    $   28,055
                                                                                                         -------
                                                                                                         -------

STATEMENT OF INCOME
YEAR ENDED DECEMBER 31,                                                                                  1996
--------------------------------------------------------------------------------------------------  ---------------
                                                                                                    (IN THOUSANDS)
Income:
  Dividend received from subsidiary bank..........................................................     $     150
  Other income....................................................................................        --
                                                                                                          ------
  Total income....................................................................................           150
                                                                                                          ------
Expenses
  Other expenses..................................................................................             6
                                                                                                          ------
  Total expenses..................................................................................             6
                                                                                                          ------
Income before income taxes and equity in undistributed income of subsidiary.......................           144
Equity in undistributed income of subsidiary......................................................           676
                                                                                                          ------
Net income........................................................................................     $     820
                                                                                                          ------
                                                                                                          ------

STATEMENT OF CASH FLOW
YEAR ENDED                                                                                               1996
--------------------------------------------------------------------------------------------------  ---------------
                                                                                                    (IN THOUSANDS)
Cash flows from operating activities:
Net income........................................................................................     $     820
ADJUSTMENTS TO RECONCILE NET INCOME TO CASH PROVIDED FROM OPERATING ACTIVITIES:
Amortization......................................................................................             6
equity in income of subsidiary....................................................................          (676)
                                                                                                          ------
TOTAL ADJUSTMENTS.................................................................................          (670)
                                                                                                          ------
NET CASH PROVIDED FROM OPERATING ACTIVITIES.......................................................           150
                                                                                                          ------
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid....................................................................................          (124)
                                                                                                          ------
NET CASH PROVIDED FROM (USED IN) FINANCING STATEMENTS.............................................            26
                                                                                                          ------
NEW INCREASE IN CASH AND CASH EQUIVALENTS.........................................................            26
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE YEAR............................................             0
                                                                                                          ------
CASH AND CASH EQUIVALENTS AT THE END OF THE YEAR..................................................     $      26
                                                                                                          ------
                                                                                                          ------

(17) QUARTERLY DATA (UNAUDITED)

    Summaries of consolidated operating results on a quarterly basis for the years ended December 31, 1996 and 1995 are as follows:

                                                              FOURTH        THIRD         SECOND        FIRST
1996                                                         QUARTER       QUARTER       QUARTER       QUARTER
---------------------------------------------------------  ------------  ------------  ------------  ------------
Interest and dividend income.............................  $  7,686,306  $  7,436,787  $  6,874,120  $  6,785,650
Interest expense.........................................     4,410,702     4,386,072     3,990,378     3,949,872
                                                           ------------  ------------  ------------  ------------
Net interest income......................................     3,275,604     3,050,715     2,883,742     2,835,778
Provision for possible loan losses.......................        75,000        50,000        66,333     1,020,000
                                                           ------------  ------------  ------------  ------------
Net interest income after provision for possible loan
  losses.................................................     3,200,604     3,000,715     2,817,409     1,815,778
Gain (loss) on sale of loans.............................       (12,908)        2,900           159        10,042
Noninterest income.......................................       298,807       165,903       154,540       185,289
Noninterest expense......................................     2,085,741     1,926,677     1,817,473     1,826,515
                                                           ------------  ------------  ------------  ------------
Core earnings............................................     1,400,762     1,242,841     1,154,635       184,594
Net gain (loss) on sale of securities....................       (72,129)      (20,156)         (921)       54,201
Gain on sale of loan servicing...........................       --            --            --            --
Net gain (loss) on sale of OREO..........................       (25,247)      --            --            (12,948)
Gain (loss) on sale of fixed assets......................       --            --            --            --
OREO write-downs and expense.............................         1,036        30,538        21,609        26,711
Provision for income taxes...............................       470,747       464,937       431,522        77,663
                                                           ------------  ------------  ------------  ------------
Net income...............................................  $    831,603  $    727,210  $    700,583  $    121,473
                                                           ------------  ------------  ------------  ------------
                                                           ------------  ------------  ------------  ------------
Earnings per common share................................  $       0.40  $       0.35  $       0.33  $       0.06

                                                              FOURTH        THIRD         SECOND        FIRST
1995                                                         QUARTER       QUARTER       QUARTER       QUARTER
---------------------------------------------------------  ------------  ------------  ------------  ------------
Interest and dividend income.............................  $  6,683,659  $  6,073,597  $  5,780,344  $  5,411,401
Interest expense.........................................     3,892,744     3,569,358     3,368,318     2,889,348
                                                           ------------  ------------  ------------  ------------
Net interest income......................................     2,790,915     2,504,239     2,412,026     2,522,053
Provision for possible loan losses.......................       --             48,334       100,000       151,666
                                                           ------------  ------------  ------------  ------------
Net interest income after
provision for possible loan losses.......................     2,790,915     2,455,905     2,312,026     2,370,387
Gain (loss) on sale of loans.............................         2,760          (179)      (55,192)            0
Noninterest income.......................................       144,153       122,497       159,270       153,304
Noninterest expense......................................     1,694,394     1,585,292     1,680,390     1,591,626
                                                           ------------  ------------  ------------  ------------
Core earnings............................................     1,243,434       992,931       735,714       932,065
Net gain (loss) on sale of securities....................      (219,664)      191,395       (13,750)      133,012
Gain on sale of loan servicing...........................             0             0       763,806             0
Net gain (loss) on sale of OREO..........................        87,198             0      (119,965)      (10,105)
Gain (loss) on sale of fixed assets......................       (54,574)            0             0         4,748
OREO write-downs and expense.............................       105,325        48,367        66,920        80,184
Provision for income taxes...............................       390,998       427,181       486,221       341,814
                                                           ------------  ------------  ------------  ------------
Net income...............................................  $    560,071  $    708,778  $    812,664  $    637,722
                                                           ------------  ------------  ------------  ------------
                                                           ------------  ------------  ------------  ------------
Earnings per common share................................          0.28          0.37          0.42          0.34

                                    PART III

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information required by this item with respect to the directors and executive officers of the Company will appear under the headings "Election of Directors," "Beneficial Ownership of Common Stock" and "Executive Officers" in the Company's definitive Proxy Statement for the 1997 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year (the "Proxy Statement"), and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this item will appear in the Proxy Statement under the heading "Executive Compensation" and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item will appear in the Proxy Statement under the heading "Beneficial Ownership of Common Stock" and is incorporated herein by reference.

ITEM 13. TRANSACTIONS WITH CERTAIN RELATED PERSONS

    The information required by this item will appear in the Proxy Statement under the heading "Executive Compensation-Transactions with Certain Related Persons" and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a)(1) INDEX OF FINANCIAL STATEMENTS. The following financial statements appear in response to Item 8 of this Report:

    Independent Auditors' Reports

    Consolidated Statements of Financial Condition as of December 31, 1996 and 1995

    Consolidated Statements of Income for the years ended December 31, 1996, 1995 and 1994

    Consolidated Statements of Stockholders' Equity for the years ended December 31, 1996, 1995 and 1994

    Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994 Notes to Consolidated Financial Statements

    (a)(2) INDEX OF FINANCIAL STATEMENT SCHEDULES. All financial statement schedules have been omitted because they are not required, nor applicable or are included in Notes to Consolidated to Financial Statements.

    (a)(3) Exhibits required by Item 601 of Regulation S-K are attached hereto. For a list of such exhibits, refer to the Exhibit Index immediately preceding the exhibits.

    (b) REPORTS ON FORM 8-K. The Company filed a report on Form 8-K with the Securities and Exchange Commission on October 7, 1996 reporting the consummation of the formation of the holding company.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                EMERALD ISLE BANCORP, INC.

                                By:             /s/ MARK A. OSBORNE
                                     -----------------------------------------
                                                  Mark A. Osborne
                                        CHAIRMAN OF THE BOARD, PRESIDENT AND
                                              CHIEF EXECUTIVE OFFICER

    Date: March 19, 1997

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                        TITLE                    DATE
------------------------------  ---------------------------  -------------------

     /s/ MARK A. OSBORNE        Chairman of the Board,
------------------------------    President and Chief          March 19, 1997
       Mark A. Osborne            Executive Officer

    /s/ GERARD F. LINSKEY       Treasurer
------------------------------                                 March 19, 1997
      Gerard F. Linskey

     /s/ PETER L. MAGUIRE       Director
------------------------------                                 March 19, 1997
       Peter L. Maguire

      /s/ JOHN V. MURPHY        Director
------------------------------                                 March 19, 1997
        John V. Murphy

     /s/ THOMAS P. MOORE        Director
------------------------------                                 March 19, 1997
       Thomas P. Moore

    /s/ RICHARD P. QUINCY       Director
------------------------------                                 March 19, 1997
      Richard P. Quincy

   /s/ MICHAEL T. PUTZIGER      Director
------------------------------                                 March 19, 1997
     Michael T. Putziger

     /s/ DOUGLAS C. PURDY       Director
------------------------------                                 March 19, 1997
       Douglas C. Purdy

                                 EXHIBIT INDEX

EXHIBIT NO.                                   DESCRIPTION OF DOCUMENT
-----------  ------------------------------------------------------------------------------------------

(2)          Plan of Reorganization and Acquisition by and between the Registrant and The Hibernia
             Savings Bank, dated February 15,1 996 (incorporated by reference to Exhibit No. 99.4 to the Registrant's registration statement on Form 8-A, filed August 9, 1996).

(3)(a)(1)    Articles of Organization of Registrant, filed January 10, 1996 (incorporated by reference to Exhibit No. 99.1 to the Registrant's registration statement on Form 8-A, filed August
             9, 1996).

(3)(b)(1)    By-laws of the Registrant (incorporated by reference to Exhibit 99.2 to the Registrant's registration statement on Form 8-A, filed August 9, 1996).

(3)(b)(2)    First Amendment to By-Laws of the Registrant, effective September 18,1996.

(3)(b)(3)    Second Amendment to By-Laws of the Registrant, effective September 18,1996.

(4)          Common Stock Certificate of the Registrant (incorporated by reference to Exhibit No. 99.1 to the Registrant's registration statement on Form S-8, filed November 4, 1996 (File No.
             33-15441)).

(10)(a)(1)   1986 Stock Option Plan (incorporated by reference to Exhibit No. 99.1 to the Registrant's registration statement on Form S-8, filed November 4, 1996 (File No. 33-15441)).

(10)(a)(2)   Form of Incentive Stock Option Agreement, used in connection with the 1986 Stock Option
             Plan (incorporated by reference to Exhibit No. 4.2 to the Registrant's registration statement on From S-8, filed November 4, 1996 (File No. 33-15441))

(10)(a)(3)   1989 Stock Option Plan (incorporated by reference to Exhibit No. 99.2 to the Registrant's registration statement on Form S-8, filed November 4, 1996 (File No. 33-15441)).

(10)(a)(4)   Form of Incentive Stock Option Agreement, used in connection with the 1989 Stock Option
             Plan (incorporated by reference to Exhibit No. 4.3 to the Registrant's registration statement on Form S-8, filed November 4, 1996 (File No. 33-15441))

(10)(a)(5)   1995 Premium Incentive Stock Option Plan (incorporated by reference to Exhibit No. 99.3 to the Registrant's registration statement on Form S-8, filed November 4, 1996 (File No.
             33-15441)).

(10)(a)(6)   Form of Incentive Stock Option Agreement, used in connection with the 1995 Stock Option
             Plan (incorporated by reference to Exhibit No. 4.4 to the Registrant's registration statement on Form S-8, filed November 4, 1996 (File No. 33-15441))

(10)(a)(7)   1989 Stock Purchase Plan for Directors, Officers, Employees and Certain Plans
             (incorporated by reference to Exhibit No. 99.4 to the Registrant's registration statement on Form S-8, filed November 4, 1996 (File No. 33-15441)).

EXHIBIT NO.                                   DESCRIPTION OF DOCUMENT
-----------  ------------------------------------------------------------------------------------------
(10)(a)(8)   Emerald Isle Bancorp, Inc. Automatic Dividend Reinvestment and Common Stock Purchase Plan
             (incorporated by reference to the Registrant's registration statement on Form S-3, filed
             December 30, 1996 (File No. 33-18949)).

(10)(a)(9)   Non-Qualified Executive Retirement Plan.

(10)(a)(10)  Trust Agreement.

(10)(b)(1)   Employment Agreement.

(10)(b)(2)   Special Termination Agreement.

(10)(b)(3)   Amendment to Special Termination Agreement dated January 2, 1991

(10)(c)(1)   Lease, dated as of November 10,1986 between The Hibernia Savings Bank and Ethel V. Slawsby with respect to the premises located at 731 Hancock Street, Quincy, Massachusetts.

(10)(c)(2)   Lease, dated as of December 22,1988 between The Hibernia Savings Bank and Franklin Federal
             Partners with respect to the premises located at 75-101 Federal Street, Boston,
             Massachusetts.

(10)(c)(3)   Lease, dated as of July 31,1995 between The Hibernia Savings Bank and Stoughton Plaza
             Realty Trust with respect to the premises located at 397 Washington Street, Stoughton,
             Massachusetts.
(10)(c)(4)   Lease, dated as of August 2,1996 between The Hibernia Savings Bank and Superior Realty Co.
             with respect to the premises located at 470 West Broadway, South Boston, Massachusetts.

(13)         1997 Annual Report to Stockholders (furnished for the information of the Commission and not deemed filed with the Commission).

(21)         Subsidiaries of the Registrant.

(23)         Consent of Arthur Andersen LLP

(27)         Financial Data Schedule.