Form 10-Q
period 1997-03-31
EMERALD ISLE BANCORP INC
filed 1997-05-14
CIK 1018380

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended March 31, 1997

    [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
            EXCHANGE ACT

    For the transition period from      to
    Commission file number


                         Emerald Isle Bancorp, Inc.
            (Exact name of registrant as specified in its charter)

         Massachusetts                                  04-3300934)
(State of other jurisdiction of               (IRS Employer Identification No.)
 incorporation or organization)


                              730 Hancock Street
                        Quincy, Massachusetts, 02170
                  (Address of principal executive offices)

                               (617) 479-5001
                        (Issuer's telephone number)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: March 31, 1997, Common Stock--Par Value $1.00 2,235,467 shares outstanding.

                         EMERALD ISLE BANCORP, INC.

                                    INDEX

                                                                             Page Number
                                                                             -----------
Cover Page....................................................................     1
Index.........................................................................     2

PART I--FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements:

        Balance Sheet--March 31, 1997 and December 31, 1996...................     3

        Statement of Income--Three months ended
        March 31, 1997 and 1996...............................................     4

        Statement of Changes in Stockholders' Equity--Three months
        ended March 31, 1997 and 1996.........................................     5

        Statement of Cash Flows--Three months ended March 31, 1997 and 1996...     6

        Notes to Financial Statements.........................................     7

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations.................................................     8

PART II--OTHER INFORMATION

Item 1. Legal Proceedings.....................................................    14

Item 6. Exhibits and Reports on Form 8-K......................................    14

                           EMERALD ISLE BANCORP, INC
                           CONSOLIDATED BALANCE SHEET

                                                                       31-MAR-97       31-DEC-96
                                                                      (Unaudited)      (Audited)
                                                                     --------------  --------------
ASSETS:
Total cash and due from banks......................................  $    4,248,634  $    5,521,299
Short term investments.............................................       8,500,000      11,679,798
Securities held to maturity........................................      80,521,103      83,512,156
Securities available for sale......................................      29,967,705      33,431,990
Loans, net.........................................................     276,190,381     263,208,189
Banking premises & equipment, net..................................       7,600,127       7,711,423
Accrued interest receivable........................................       2,461,267       2,501,071
Other real estate owned............................................         105,690               0
Other assets.......................................................       2,546,302       2,072,839
                                                                     --------------  --------------
 Total assets......................................................  $  412,141,209  $  409,638,765
                                                                     --------------  --------------
                                                                     --------------  --------------
LIABILITIES & STOCKHOLDERS' EQUITY
Deposits:
 Now & demand deposits.............................................  $   31,644,312  $   31,190,026
 Money market accounts.............................................      39,323,925      37,811,552
 Other deposits....................................................      49,072,022      47,771,658
 Term certificates accounts........................................     227,720,454     220,316,691
                                                                     --------------  --------------
  Total deposits...................................................     347,760,713     337,089,927
Federal Home Loan Bank advances....................................      33,668,000      41,668,000
Mortgagors' escrow payments........................................       1,531,783       1,371,878
Income taxes payable...............................................         (57,060)        643,901
Other liabilities..................................................         547,556         928,672
                                                                     --------------  --------------
  Total liabilities................................................     383,450,992     381,702,378

Commitments and contingencies
STOCKHOLDERS' EQUITY

Serial preferred stock, $1.00 par value 1,000,000 shares
  authorized: none issued..........................................               0               0
Common stock, $1.00 par value, 5,000,000 shares authorized
  2,235,467 and 2,210,888 shares issued and outstanding............       2,235,467       2,210,888
Additional paid-in-capital.........................................      11,938,652      11,586,709
Undivided profits..................................................      15,051,085      14,329,844
Net unrealized (loss)/gain on securities available for sale........        (533,987)       (191,054)
                                                                     --------------  --------------
  Total stockholders' equity.......................................      28,691,217      27,936,387
                                                                     --------------  --------------
   Total Liabilities & Stockholders' Equity........................  $  412,142,209  $  409,638,765
                                                                     --------------  --------------
                                                                     --------------  --------------

                           EMERALD ISLE BANCORP, INC
                        CONSOLIDATED STATEMENT OF INCOME

                                                                                 Three Months Ended
                                                                             --------------------------
                                                                               March 31      March 31
                                                                                 1997          1996
                                                                             ------------  ------------
INTEREST & DIVIDEND INCOME
Interest on loans..........................................................  $  5,893,786  $  4,845,051
Income & dividends on investment securities................................     1,683,582     1,913,255
Interest on short-term investments........................................       246,824        35,831
                                                                             ------------  ------------
   Total interest & dividend income........................................     7,824,192     6,794,137

INTEREST EXPENSE
Interest on deposits.......................................................     3,907,509     3,379,976
Interest on borrowed funds.................................................       513,024       569,896
                                                                             ------------  ------------
   Total interest & dividend expense.......................................     4,420,533     3,949,872
                                                                             ------------  ------------
Net interest income........................................................     3,403,659     2,844,265
Provision for possible loan losses.........................................       100,000     1,020,000
                                                                             ------------  ------------
   Net interest income after loan loss provision...........................     3,303,659     1,824,265
                                                                             ------------  ------------
OTHER INCOME
Gains (losses) securities sales............................................       (38,125)       54,201
Gains (losses) real estate sale............................................        (3,508)      (12,948)
Gains (losses) on loan sales net...........................................        (6,321)       10,042
Miscellaneous..............................................................       196,281       176,803
                                                                             ------------  ------------
  Total other income.......................................................       148,327       228,098
                                                                             ------------  ------------
OPERATING EXPENSES
Salaries & employee benefits...............................................     1,098,148       992,002
Net occupancy & Equipment..................................................       377,162       310,915
Other real estate owned....................................................         1,970        26,711
Other noninterest expenses.................................................       708,188       523,598
                                                                             ------------  ------------
   Total operating expenses................................................     2,185,468     1,853,226
                                                                             ------------  ------------
Income (loss) before taxes................................................      1,266,518       199,137
Income taxes...............................................................       385,687        77,663
                                                                             ------------  ------------
Net income.................................................................       880,831       121,474
                                                                             ------------  ------------
                                                                             ------------  ------------
Per common share
Net income
Primary (1)................................................................   $      0.38  $       0.06
Average number of common shares
Primary (1)................................................................     2,291,353     1,964,765

------------------------
(1) Effective February 3, 1997 the Company declared a stock dividend of twenty-five percent (25%).
 Prior years figures have been adjusted to reflect stock dividend.

                           EMERALD ISLE BANCORP, INC
             CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                       Three Months Ended March 31, 1997
                                                            (Unaudited in thousands)

                                                                                   NET UNREALIZED
                                                    ADDITIONAL                        LOSS ON
                                       COMMON        PAID-IN       UNDIVIDED         MARKETABLE
                                       STOCK         CAPITAL        PROFITS       EQUITY SECURITIES        TOTAL
                                    ------------  -------------  -------------  ---------------------  -------------
Balance at December 31, 1996....    $  2,210,888   $11,586,709   $  14,329,844         $(191,054)      $  27,936,387
Net income......................                                       880,831                               880,831
Issuance of additional stock....          24,579       351,943                                               376,522
Increase in net unrealized loss
 on securities held for sale....                                                        (342,933)           (342,933)
Cash dividend paid..............                                      (159,590)                             (159,590)
                                    ------------  -------------  -------------        ----------       -------------
Balance at March 31, 1997.......    $  2,235,467   $11,938,652   $  15,051,085         $(533,987)      $  28,691,217
                                    ------------  -------------  -------------        ----------       -------------

                           EMERALD ISLE BANCORP, INC
             CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                       Three Months Ended March 31, 1996
                                                            (Unaudited in thousands)


                                                                                   NET UNREALIZED
                                                    ADDITIONAL                        LOSS ON
                                       COMMON        PAID-IN       UNDIVIDED         MARKETABLE
                                       STOCK         CAPITAL        PROFITS       EQUITY SECURITIES        TOTAL
                                    ------------  -------------  -------------  ---------------------  -------------
Balance at December 31, 1995....    $  1,532,431   $ 8,824,970   $  12,406,361         $  60,854       $  22,824,616
Net income......................                                       121,474                               121,474
Issuance of additional stock....          23,437       323,480                                               346,917
Increase in net unrealized loss
 on securities held for sale....                                                         (76,244)            (76,244)
Cash dividend paid..............                                      (108,371)                             (108,371)
                                    ------------  -------------  -------------          --------       -------------
Balance at March 31, 1996.......    $  1,555,868   $ 9,148,450   $  12,419,464         $ (15,390)      $  23,108,392
                                    ------------  -------------  -------------          --------       -------------

                            EMERALD ISLE BANCORP, INC
                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             Three Months Ended March 31
                                                                             ---------------------------
                                                                                 1997          1996
                                                                             -------------  ------------
Cash flows from operating activities
Net Income.........................................................          $     880,831  $   121,474
Adjustments to reconcile net income to net cash provided by
  operating activities
  Depreciation.....................................................                194,937      156,324
  Amortization of bond premium.....................................                (23,685)      90,041
  Loan loss provision..............................................                100,000    1,020,000
  (Gain) on sale of loans, real estate owned, securities, and joint
    venture interest, (net)........................................                 47,954      (51,295)
  Deferred loan fees...............................................                (92,466)      27,123
  Loans sold.......................................................              9,010,394    2,590,680
  Loans originated for sale........................................             (9,016,715)  (2,580,638)
  Increase (decrease) in accrued expenses, income taxes, and other
    liabilities....................................................             (1,082,078)    (921,033)
  (Increase) decrease in accrued interest receivable...............                 39,804     (216,081)
  (Increase) decrease in other assets..............................               (258,589)     266,648
                                                                             -------------  -----------
  Total adjustments................................................             (1,080,444)     381,769
                                                                             -------------  -----------
Net cash provided by operating activities..........................               (199,613)     503,243
                                                                             -------------  -----------
Cash flows from investing activities
Loans purchased....................................................             (6,725,766)  (3,012,891)
Loans paid(net)....................................................             (6,373,158)  (2,561,517)
Proceeds of OREO Sales.............................................                             494,163
Short-term investments (net).......................................              3,179,799    1,585,000
Purchases of securities held to maturity...........................                         (21,961,856)
Proceeds from maturities of securities held to maturity............              2,907,467    2,798,275
Purchase of securities available for sale..........................                             (22,750)
Proceeds of securities available for sale..........................              2,975,625   14,228,870
Purchases of premises and equipment................................                (83,642)    (642,972)
                                                                             -------------  -----------
Net cash used by investing activities..............................             (4,119,675)  (9,095,678)
                                                                             -------------  -----------
Cash flows from financing activities
Deposits, net......................................................             10,830,691    7,067,031
 FHL Bank Advances (net)...........................................             (8,000,000)   1,700,000
Proceeds from sale of Common Stock.................................                376,523      346,917
Dividends Paid.....................................................               (159,590)    (108,371)
                                                                             -------------  -----------
Net cash provided by financing activities..........................              3,047,624    9,005,577
Net increase (decrease) in cash....................................             (1,271,664)     413,142
Cash and cash equivalents--beginning of year.......................              5,521,299    3,212,260
                                                                              -------------  -----------
Cash and cash equivalents--end of year.............................          $   4,249,635  $ 3,625,402
                                                                             -------------  -----------
Supplemental disclosures of cash flow information:
 Interest paid.....................................................          $       4,380  $     3,754
 Federal income taxes paid.........................................          $         625  $       300

                  EMERALD ISLE BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997


1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The interim consolidated financial statements of Emerald Isle Bancorp, Inc. and its subsidiary The Hibernia Savings Bank and it's subsidiaries (Kildare Corporation/The Limerick Securities Corporation/ Meath Corporation) presented herein should be read in conjunction with the consolidated financial statements of Emerald Isle Bancorp, Inc. for the year ended December 31, 1996. Consolidated financial information as of March 31, 1997 and the results of operations and the changes in stockholders' equity and cash flows for the three months ended March 31, 1997 and 1996 are unaudited, and in the opinion of management reflect all adjustments (consisting solely of normal recurring accruals) necessary for a fair presentation of such information. Interim results are not necessarily indicative of results to be expected for the entire year.

2) COMMITMENTS

    At March 31, 1997 the Company had outstanding commitments to originate loans amounting to approximately $15,686,941 which are not reflected in the consolidated balance sheet.

3) EARNINGS PER SHARE

    The earnings per share computations for the quarter ended March 31, 1997 are based on 2,291,353 common shares outstanding, and for the quarter ended March 31, 1996 are based on 1,964,765 common equivalent shares outstanding.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Management's discussion and analysis of the financial conditions and results of operations for the three month period ended March 31, 1997.

    The Company's total assets increased 2.4% on an annualized basis to $412,141,209 at March 31, 1997 from total assets of $409,638,765 at December 31, 1996 and increased 16.1% from total assets of $355,071,229 at March 31, 1996. Short term investments, securities held to maturity and securities held for sale totaled $118,988,808 or 28.9% of total assets at March 31, 1997 a decrease of $9,635,136 from $128,623,944 or 31.4% of total assets at December 31, 1996 and a decrease of $9,536,783 from $128,525,591 or 36.2% of total assets at March 31, 1996. Loans, net
increased $12,982,192 or 19.7% to $276,190,381 or 67.0% of total assets at
March 31, 1997 from $263,208,189 or 64.3% of total assets at December 31, 1996 and increased $63,413,484 from $212,776,897 or 59.9% of total assets at March 31, 1996. The Company, during the first quarter of 1997, originated and purchased loans totaling $42,353,176 and sold loans totaling $9,016,715 as compared to loans originated and purchased of $24,853,411 and sold loans totaling $2,580,638 during the first quarter of 1997. Foreclosed real estate at March 31, 1997 totaled $105,690 or 0.03% of total assets compared to $0 or 0% of total assets at December 31, 1996 and $0 or 0% of total assets at March 31, 1996. The Company's non-performing loans totaled $2,454,297, or 0.60% of total assets at March 31, 1997 as compared to $1,058,195 or 0.26% of total assets at December 31, 1996 and $951,660 or 0.27% of total assets at March 31, 1996. The Company's loan loss provision for the first quarter ended March 31, 1997 was $100,000 as compared to $1,020,000 for the first quarter of 1996. The allowance for loan losses totaled $2,693,667 at March 31, 1997 as compared to $2,623,406 at December 31, 1996 and $2,213,289 at March 31, 1996.

    Deposits at March 31, 1997 totaled $347,760,713 as compared to $337,089,927 at December 31, 1996 an increase of $10,670,786, or 12.7% on an annualized basis, and also increased $58,078,162 or 20.0% from deposits of $289,682,551 at March 31, 1996. Outstanding borrowings totaled $33,668,000 at March 31, 1997 a decrease of $8,000,000 from $41,668,000 at December 31, 1996 and decreased $7,000,000 from $40,668,000 at March 31, 1996.

    Stockholders' Equity increased to $28,691,217 at March 31, 1997 from $27,936,387 at December 31, 1996 and $23,108,392 at March 31, 1996. The
increase for the first quarter is due to earnings of $880,831, the issuance of 24,579 shares of stock, raising $376,522 of new capital, a decrease as a result of the payment of a $.07 dividend on common shares outstanding totaling $159,590 and increase in unrealized loss on marketable equity securities of $342,933.

Material Changes in Results of Operations

    Net income for the first quarter ended March 31, 1997 was $880,831 or $.38 per share as compared to net income in the first quarter ended March 31, 1997 of $121,424 or $.06 per share.

    Interest and dividend income increased in the first quarter of 1996 to $7,824,192 from $6,794,137 for the first quarter of 1996 or 15.2%. The Company's total yield on average earning assets for the first quarter of 1996 was 7.90% as compared to 8.03% for the first quarter of 1996. Total earning assets increased $52,854,440 or 15.4% to $395,418,558 at March 31, 1997 from $342,564,118 at
March 31, 1996. The increase in earning assets accounts for the increase of $1,030,055 in interest income.

    Interest expense increased by $470,661 or 11.9% to $4,420,533 for the first quarter ended March 31, 1997 from $3,949,872 for the first quarter ended March 31, 1996. The average cost of funds on average earning assets for the first quarter was 4.46% at March 31, 1997 as compared to 4.67% for the same quarter in 1996. The increase of $58,078,163 in total deposits, along with a decrease in outstanding borrowings of $8,000,000 to $33,668,000 at March 31, 1997 from $41,668,000 at March 31, 1996 explains the increase in interest expense.

    Non-interest expenses totaled $2,185,468 for the first quarter ended March 31, 1997 as compared to $1,853,226 for the same period in 1996, an increase of $332,242 or 17.9%. The principal increases are wage and benefit costs, occupancy costs, and marketing costs. The Bank has increased personnel in all customer related areas. The Company's lending perspective has grown and along with this the Company has increased staff to be able to meet its customers borrowing needs and to maintain our portfolio. The increase of branch personnel relates to two new locations, a location in Hingham which opened in May of 1996 and a second Quincy location that opened in November of 1996. Occupancy expenses increased due to the addition of the two new full service branches mentioned above. Marketing and advertising costs also increased as a result of the ongoing expansion of our franchise.

    Other income decreased by $79,771 to $148,327 for the first quarter ended March 31, 1997 from $228,098 for the same period in 1996. Other income for the first quarter of 1997 included service charges of $196,281, losses on the sale of loans of $6,321, losses on the sale of securities of $38,125 and losses on sale of real estate owned of $3,508 compared to service charges of $176,803, gains on the sale of loans of $10,042, gains on the sale of securities of $54,201 and losses on sale of real estate owned of $12,948 for the first quarter of 1996.

Income Tax

    Provision for income taxes for the quarter ended March 31, 1997 was $385,687 as compared to $77,663 for the same period in 1996.

Liquidity and Capital

    The Company attempts to maximize interest-earning assets while maintaining sufficient funds on hand to meet loan commitments, cash disbursements and possible deposit outflows. The Company obtains funds for investment and other banking purposes principally from deposits, borrowings, loan repayments and through sales of loans, loan participations and securities available for sale, and maturity of investment securities are a relatively stable source of funds, deposit flows are greatly influenced by general interest rates, economic conditions and competitive factors. Borrowings may also be used to offset reductions in other sources of funds such as deposits. The Bank may borrow up to 30% of its total assets but not more than 20 times its capital stock holdings in the FHLB for any sound business purpose for which the Bank has legal authority. Borrowings authorized totaled $53,414,000 at March 31, 1997.

Capital Resources and Dividends

    The Company's regulators have classified and defined capital into the following components: (1) Tier I capital, which includes tangible stockholders' equity for common stock and certain perpetual preferred stock, and (2) Tier II capital, which includes a portion of the allowance for possible loan losses, certain qualifying long-term debt and preferred stock which does not qualify for Tier I capital. In addition, they have implemented risk-based capital guidelines that require a bank to maintain certain minimum capital as a percent of such bank's assets and certain off-balance sheet items adjusted for pre-defined credit risk factors (risk-adjusted assets). As of March 31, 1997 the Bank's Tier I and Tier II capital ratios were 11.2% and 12.25%, respectively. In addition to the risk-based guidelines discussed above, the Bank's regulators require that the Bank maintain a minimum leverage (Tier I capital as a percent of tangible assets) of 4.0%. As of March 31, 1997 the Bank had a leverage capital ratio of 6.96%.

Asset/Liability Management

    The overall interest rate sensitivity of the Bank is dependent upon the bank's ability to reprice its interest rate sensitive assets and liabilities. The ability to successfully manage the repricing of assets and liabilities significantly reduces the interest rate risk in any interest rate environment. As of March 31, 1997 the Bank is net liability sensitive for the next twelve months going forward, and for the following one to two year period, net asset sensitive in the two to three and three to five year time horizons, liability sensitive in the five to ten year horizon and asset sensitive thereafter. The Bank's management monitors and manages interest rate risk as an integral part of its overall business strategy.

                           PART II--OTHER INFORMATION

    For the quarter ended March 31, 1997, Items 2, 3, 4 and 5 of Part II are either inapplicable or would elicit a response of "None" and therefore no reference thereto has been made herein.

Item 1. Legal Proceedings

    From time to time the Company and its subsidiaries may be parties to legal proceedings incident to their business. At March 31, 1997, there were no legal proceedings to which the Company or any of its subsidiaries was a party or to which any of their properties were subject, which, in the opinion of management, were expected to result in a material loss.

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits

Exhibit No.  Exhibit Description

27           Financial Data Schedule

    (b)(1) On February 3, 1997, the Company filed a Form 8-K and reported in response to Item 5 the issuance of a stock dividend to holders of record as of the close of business on January 22, 1997.

    (b)(2) On March 26, 1997, the Company filed a Form 8-K and reported in response to Item 5 the resignation of its Executive Vice President.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             Emerald Isle Bancorp, Inc.

Date: May 14, 1997                           By: /s/ Gerard F. Linskey
                                                 ---------------------------
                                                 Gerard F. Linskey,
                                                 Treasurer