Form 10-Q
period 1997-06-30
EMERALD ISLE BANCORP INC
filed 1997-08-12
CIK 1018380

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                   FORM 10-Q

           [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 1997

           [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                               EXCHANGE ACT

    For the transition period from ________ to ________
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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: July 31, 1997, Common Stock-Par Value $1.00 2,247,806 shares outstanding.

                           EMERALD ISLE BANCORP, INC.

                                     INDEX

                                                                    Page Number
                                                                    -----------

Cover Page........................................................       1

Index.............................................................       2


PART I--FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements:

        Balance Sheet--June 30, 1997and December 31, 1996.........       3

        Statement of Income-Six months ended
        June 30, 1997 and 1996....................................       4

        Statement of Changes in Stockholders' Equity-Six months
        ended June 30, 1997 and 1996..............................       5

        Statement of Cash Flows-Six months ended
        June 30, 1997 and 1996....................................       6

        Notes to Financial Statements.............................       7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.......................       8


PART II-OTHER INFORMATION

Item 1. Legal Proceedings.........................................      14

Item 6. Exhibits and Reports on Form 8-K..........................      14


                           EMERALD ISLE BANCORP, INC
                          CONSOLIDATED BALANCE SHEETS

                                                                       30-JUN-97
                                                                      (UNAUDITED)      31-DEC-96
                                                                     --------------  --------------
ASSETS:
Total cash and due from banks.....................................   $    4,675,152  $    5,521,299
Short term investments............................................        4,235,000      11,679,798
Securities held to maturity.......................................       77,319,673      83,512,156
Securities available for sale.....................................       35,589,935      33,431,990
Loans, net........................................................      288,590,833     263,208,189
Banking premises & equipment, net.................................        9,519,631       7,711,423
Accrued interest receivable.......................................        2,559,863       2,501,071
Other real estate owned...........................................          165,000               0
Other assets......................................................        2,358,896       2,072,839
                                                                     --------------  --------------
    Total assets..................................................   $  425,013,983  $  409,638,765
                                                                     --------------  --------------
                                                                     --------------  --------------
LIABILITIES & STOCKHOLDERS' EQUITY
Deposits:
  Now & demand deposits...........................................   $   34,365,279  $   31,190,026
  Money market accounts...........................................       38,032,892      37,811,552
  Other deposits..................................................       52,282,401      47,771,658
  Term certificates accounts......................................      237,566,097     220,316,691
                                                                     --------------  --------------
    Total deposits................................................      362,246,669     337,089,927

Federal Home Loan Bank advances...................................       30,668,000      41,668,000
Mortgagors' escrow payments.......................................        1,241,019       1,371,878
Income taxes payable..............................................          144,764         643,901
Other liabilities.................................................          644,705         928,672
                                                                     --------------  --------------
    Total liabilities.............................................      394,945,157     381,702,378
Commitments and contingencies
STOCKHOLDERS' EQUITY
  Serial preferred stock, $1.00 par value 1,000,000 shares
   authorized: none issued........................................                0               0
  Common stock, $1.00 par value, 5,000,000 shares authorized
   2,245,660 and 2,210,888 shares issued and outstanding..........        2,245,660       2,210,888
  Additional paid-in-capital......................................       12,054,510      11,586,709
  Undivided profits...............................................       15,866,473      14,329,844
  Net unrealized (loss)/gain on securities available for sale.....          (97,817)       (191,054)
                                                                     --------------  --------------
    Total stockholders' equity....................................       30,068,826      27,936,387
                                                                     --------------  --------------
      Total Liabilities & Stockholders' Equity....................   $  425,013,983  $  409,638,765
                                                                     --------------  --------------
                                                                     --------------  --------------

                          EMERALD ISLE BANCORP, INC
                      CONSOLIDATED STATEMENTS OF INCOME

                                                        THREE MONTHS ENDED             SIX MONTHS ENDED
                                                   ----------------------------  ----------------------------
                                                   JUNE 30, 1997  JUNE 30, 1996  JUNE 30, 1997  JUNE 30, 1996
                                                   -------------  -------------  -------------  -------------
                                                                           UNAUDITED
INTEREST & DIVIDEND INCOME
Interest on loans................................   $ 6,350,939    $ 4,901,007   $  12,244,724   $ 9,746,058
Income & dividends on investment securities......     1,742,795      1,951,116       3,578,848     3,864,371
Interest on short-term investments...............       47,573         18,942         141,926        54,773

                                                   -------------  -------------  -------------  -------------
  Total interest & dividend income...............     8,141,307      6,871,065      15,965,498    13,665,202
INTEREST EXPENSE
Interest on deposits.............................     4,017,588      3,384,405       7,925,097     6,763,900
Interest on borrowed funds.......................       478,423        605,973         991,447     1,176,350

                                                   -------------  -------------  -------------  -------------
  Total interest & dividend expense..............     4,496,011      3,990,378       8,916,544     7,940,250

                                                   -------------  -------------  -------------  -------------
Net interest income..............................     3,645,296      2,880,687       7,048,954     5,724,952
Provision for possible loan losses...............       100,000         66,333         200,000     1,086,333

                                                   -------------  -------------  -------------  -------------
  Net interest income after loan loss provision..     3,545,296      2,814,354       6,848,954     4,638,619

                                                   -------------  -------------  -------------  -------------
OTHER INCOME
Gains (losses) securities sales..................       --                (921)        (24,375)       53,280
Gains (losses) real estate sale..................       --             --               (3,508)      (12,948)
Gains (losses) on loan sales net.................         6,715            159             394        10,201
Miscellaneous....................................       165,853        157,595         348,384       334,398

                                                   -------------  -------------  -------------  -------------
  Total other income.............................       172,568        156,833         320,895       384,931

                                                   -------------  -------------  -------------  -------------
OPERATING EXPENSES
Salaries & employee benefits.....................     1,157,548      1,017,189       2,254,145     2,006,870
Net occupancy & Equipment........................       406,830        329,236         787,593       648,203
Other real estate owned..........................         2,211         21,609           2,292        48,320
Other noninterest expenses.......................       632,854        471,048       1,340,881       988,915

                                                   -------------  -------------  -------------  -------------
  Total operating expenses.......................     2,199,443      1,839,082       4,384,911     3,692,308
                                                   -------------  -------------  -------------  -------------

Income (loss) before taxes.......................     1,518,421      1,132,105       2,784,938     1,331,242
Income taxes.....................................       546,043        431,522         931,731       509,185

                                                   -------------  -------------  -------------  -------------
Net income.......................................   $   972,378    $   700,583   $   1,853,207   $   822,057


                                                   -------------  -------------  -------------  -------------
                                                   -------------  -------------  -------------  -------------
Per common share
Net income
Primary..........................................          0.42           0.34            0.81          0.41
Fully diluted....................................          0.42           0.34            0.81          0.41
Average number of common shares
Primary..........................................     2,293,824   2,031,371 (1)      2,292,589  1,998,067 (1)
Fully diluted....................................     2,293,824   2,031,371 (1)      2,292,589  1,998,067 (1)

------------------------
(1) Prior years figures have been adjusted to reflect stock dividend.

                          EMERALD ISLE BANCORP, INC
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                        Six months ended June 30, 1997
                                 (Unaudited)

                                                                                   NET UNREALIZED
                                                                                      LOSS ON
                                                     ADDITIONAL                      SECURITIES
                                         COMMON        PAID-IN       UNDIVIDED        AVAILABLE
                                         STOCK         CAPITAL        PROFITS         FOR SALE          TOTAL
                                      ------------  -------------  -------------  ----------------  -------------
Balance at December 31, 1996........  $  2,210,888  $  11,586,709  $  14,329,844    $   (191,054)      27,936,387

Net income..........................                                   1,853,207                        1,853,207

Issuance of additional stock........        34,772        467,801                                         502,573

Increase in net unrealized loss on
  securities available for sale.....                                                      93,237           93,237

Cash dividend paid..................                                    (316,578)                        (316,578)
                                      ------------  -------------  -------------  ----------------  -------------

Balance at June 30, 1997............  $  2,245,660  $  12,054,510  $  15,866,473    $    (97,817)   $  30,068,826
                                      ------------  -------------  -------------  ----------------  -------------
                                      ------------  -------------  -------------  ----------------  -------------


                          EMERALD ISLE BANCORP, INC
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                        Six months ended June 30, 1996
                                 (Unaudited)

                                                                                   NET UNREALIZED
                                                                                      LOSS ON
                                                     ADDITIONAL                      SECURITIES
                                         COMMON        PAID-IN       UNDIVIDED        AVAILABLE
                                         STOCK         CAPITAL        PROFITS         FOR SALE          TOTAL
                                      ------------  -------------  -------------  ----------------  -------------
Balance at December 31, 1995........  $  1,915,539  $   8,441,862  $  12,406,361    $     60,854       22,824,616

Net income..........................                                     822,057                          822,057

Issuance of additional stock........       162,074      1,677,603                                       1,839,677

Increase in net unrealized loss on
  securities available for sale.....                                                    (487,256)        (487,256)

Cash dividend paid..................                                    (217,301)                        (217,301)
                                      ------------  -------------  -------------  ----------------  -------------

Balance at June 30, 1996............  $  2,077,613  $  10,119,465  $  13,011,117    $   (426,402)   $  24,781,793
                                      ------------  -------------  -------------  ----------------  -------------
                                      ------------  -------------  -------------  ----------------  -------------

                   The Hibernia Savings Bank and Subsidiaries
                     Consolidated Statements of Cash Flows

                                                                            SIX MONTHS ENDED JUNE 30,
                                                                           ----------------------------
                                                                               1997           1996
                                                                           -------------  -------------
Cash flows from operating activities
Net Income...............................................................  $   1,853,207  $     822,057
Adjustments to reconcile net income to net cash provided by operating activities
  Depreciation...........................................................        395,582        318,799
  Amortization of bond premium...........................................       (114,295)       184,730
  Loan loss provision....................................................        200,000      1,086,333
  (Gain) on sale of loans, real estate owned,
   securities, fixed assets (net)........................................         41,239        (50,533
  Deferred loan fees.....................................................        (99,158)        43,055
  Loans sold.............................................................     12,825,020      3,031,448
  Loans originated for sale..............................................    (12,824,626)    (3,021,247)
  Increase (decrease) in accrued expenses, income taxes, and
   other liabities.......................................................       (783,105)    (1,092,955)
  (Increase) decrease in accrued interest receivable.....................        (58,792)      (450,217)
  (Increase) decrease in other assets....................................       (361,965)       841,753
                                                                           -------------  -------------
  Total adjustments......................................................       (780,100)       891,166
                                                                           -------------  -------------
Net cash provided by operating activities................................      1,073,107      1,713,223
                                                                           -------------  -------------
Cash flows from investing activities
Loans purchased..........................................................     (7,392,402)    (3,737,891)
Loans paid(net)..........................................................    (18,259,581)   (15,432,485)
Proceeds of Oreo Sales...................................................              0        494,163
Short-term investments (net).............................................      7,444,799      4,760,000
Purchases of investment securities.......................................       (250,000)   (21,961,856)
Proceeds from sales and maturities of investment securities..............      6,279,926      6,373,657
Purchase of Securities held for sale.....................................    (19,208,598)   (10,480,818)
Proceeds of Securities Securities held for sale..........................     17,458,525     14,516,888
Purchases of premises and equipment......................................     (2,203,801)    (1,525,550)
                                                                           -------------  -------------
Net cash used by investing activities....................................    (16,131,132)   (26,993,892)
                                                                           -------------  -------------
Cash flows from financing activities
Deposits, net............................................................     25,025,883     11,002,141
  FHL Bank Advances (net)................................................    (11,000,000)    13,759,000
  Other Borrowings (net).................................................              0              0
Proceeds from sale of Common Stock.......................................        502,573      1,839,677
Dividends Paid...........................................................       (316,578)      (217,301)
                                                                           -------------  -------------
Net cash provided by financing activities................................     14,211,878     26,383,517
Net increase (decrease) in cash..........................................       (846,147      1,102,849
Cash and cash equivalents--beginning of year.............................      5,521,299      3,213,259
                                                                           -------------  -------------
Cash and cash equivalents--end of year...................................  $   4,675,152  $   4,316,108
                                                                           -------------  -------------
Supplemental disclosures of cash flow information:
  Interest paid..........................................................  $       8,757  $       7,475
  Federal income taxes paid..............................................  $       1,125  $         385

                EMERALD ISLE BANCORP, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 1997


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

    Consolidated financial information as of June 30, 1997 and the results of operations and the changes in stockholders' equity and cash flows for the six months ended June 30, 1997 and 1996 are unaudited, and in the opinion of management reflect all adjustments (consisting solely of normal recurring accruals) necessary for a fair presentation of such information. Interim results are not necessarily indicative of results to be expected for the entire year.

2) COMMITMENTS

    At June 30, 1997 the Company had outstanding commitments to originate loans amounting to approximately $12,371,368 which are not reflected in the consolidated balance sheet.

3) EARNINGS PER SHARE

    The earnings per share computations for the quarter ended June 30, 1997 are based on 2,296,824 common shares outstanding, and for the quarter ended June 30, 1996 are based on 2,031,371 common equivalent shares outstanding. On March 3, 1997, the FASB issued SFAS No. 128, "Earnings Per Share." This Statement supersedes APB Opinion No. 15 regarding the presentation of earnings per share ("EPS") on the face of the income statement. SFAS No. 128 replaces the presentation of Primary EPS with a Basic EPS calculation that excludes the dilutive effect of common stock equivalents. The Statement requires a dual presentation of Basic and Diluted EPS, which is computed similarly to Fully Diluted EPS pursuant to APB Opinion No. 15, for all entities with complex capital structures. This Statement is effective for fiscal years ending after December 15, 1997 and requires restatement of all prior-period EPS data presented. The net income per share for the three months ended June 30, 1997 would not change under SFAS No. 128.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The Company's total assets increased 3.8% on an annualized basis to $425,013,983 at June 30, 1997 from total assets of $409,638,765 at December 31,
1996 and increased 14.0 % from total assets of $372,977,832 at June 30, 1996. Short term investments, securities held to maturity and securities held for sale totaled $117,144,608 or 27.6 % of total assets at June 30, 1997 a decrease of $11,479,336 from $128,623,944 or 31.4% of total assets at December 31, 1996 and a decrease of $14,020,023 from $131,164,631 or 35.2 % of total assets at June 30, 1996. Loans, net increased $25,382,644 or 9.6 % to $288,590,833 or
67.9 % of total assets at June 30, 1997 from $263,208,189 or 64.3% of total assets at December 31, 1996 and increased $62,370,233 from $226,220,600 or

60.7% of total assets at June 30, 1996. The Company, during the second quarter of 1997, originated and purchased loans totaling $32,856,577 and sold loans totaling $3,807,911 as compared to loans originated and purchased of $30,422,505 and sold loans totaling $440,609 during the second quarter of 1996. Foreclosed real estate at June 30, 1997 totaled $165,000 or 0.04% of total assets compared to $0 or 0% of total assets at December 31, 1996 and $70,000 or 0.02% of total assets at June 30, 1996. The Company's non-performing loans totaled $1,544,797, or 0.36% of total assets at June 30, 1997 as compared to $1,058,195 or 0.26% of total assets at December 31, 1996 and $754,995 or 0.20% of total assets at June 30, 1996. The Company's loan loss provision for the second quarter ended June 30, 1997 was $100,000 as compared to $ 66,333 for the second quarter of 1996. The allowance for loan losses totaled $2,588,637 at June 30, 1997 as compared to $2,623,406 at December 31, 1996 and $2,213,289 at June 30, 1996.

    Deposits at June 30, 1997 totaled $362,246,669 as compared to $337,089,927 at December 31, 1996 an increase of $25,156,742 , or 7.5 % on an annualized basis, and also increased $68,381,246 or 23.3 % from deposits of $293,865,423 at June 30, 1996. Outstanding borrowings totaled $30,668,000 at June 30, 1997 a decrease of $11,000,000 from $41,668,000 at December 31, 1996 and decreased $22,059,000 from $52,727,000 at June 30, 1996.

    Stockholders' Equity increased to $30,068,826 at June 30, 1997 from $27,936,387 at December 31, 1996 and $24,781,794 at June 30, 1996. The increase for the second quarter is due to earnings of $972,378, the issuance of 10,193 shares of stock, raising $126,051 of new capital, a decrease as a result of the payment of a $.07 dividend on common shares outstanding totaling $156,988 and a decrease in the unrealized loss on securities available for sale of $436,170.


MATERIAL CHANGES IN RESULTS OF OPERATIONS

    Net income for the second quarter ended June 30, 1997 was $972,378 or $.42 per share as compared to net income in the second quarter ended June 30, 1997 of $700,583 or $.34 per share.

    Interest and dividend income increased in the second quarter of 1997 to $8,141,307 from $6,871,065 for the second quarter of 1996 or 18.49%. The
Company's total yield on average earning assets for the second quarter of 1997 was 8.16 % as compared to 7.93 % for the second quarter of 1996. Total earning assets increased $47,614,450 or 13.24% to $407,246,438 at June 30, 1997 from
$359,631,988 at June 30, 1996. The increase in earning assets accounts for the increase of $1,270,242 in interest income.

    Interest expense increased by $505,633 or 12.67% to $4,496,011 for the second quarter ended June 30, 1997 from $3,990,378 for the second quarter ended June 30, 1996. The average cost of funds on average earning assets for the second quarter of 1997 was 3.65% as compared to 3.33% for the second quarter in 1996. The increase of $68,381,246 in total deposits, along with a decrease in outstanding borrowings of $22,059,000 to $30,668,000 at June 30, 1997 from $52,727,000 at June 30, 1996 explains the increase in interest expense.

    Non-interest expenses totaled $2,199,443 for the second quarter ended June 30, 1997 as compared to $1,839,082 for the same period in 1996, an increase of $360,361 or 19.59%. The principal increases are wage and benefit costs, occupancy costs, and marketing costs. The Bank has increased personnel in all customer related areas. The Company's lending perspective has grown and along with this the Company has increased staff to be able to meet its customers borrowing needs and to maintain our portfolio. The increase of branch personnel relates to two new locations, a location in Hingham which opened in May of 1996 and a second Quincy location that opened in November of 1996. Occupancy expenses increased due to the addition of the two new full service branches mentioned above. Marketing and advertising costs also increased as a result of the ongoing expansion of our franchise.

    Other income increased by $15,735 to $172,568 for the second quarter ended June 30, 1997 from $156,833 for the same period in 1996. Other income for the second quarter of 1997 included service charges of $165,853 and gains on the sale of loans of $6,715 compared to service charges of $157,595, gains on the sale of loans of $159 and losses on the sale of securities of $921 for the second quarter of 1996.

INCOME TAX

    Provision for income taxes for the quarter ended June 30, 1997 was $546,043 as compared to $431,522 for the same period in 1996.

LIQUIDITY AND CAPITAL

    The Company attempts to maximize interest-earning assets while maintaining sufficient funds on hand to meet loan commitments, cash disbursements and possible deposit outflows. The Company obtains funds for investment and other banking purposes principally from deposits, borrowings, loan repayments and through sales of loans, loan participations and securities available for sale, and maturity of investment securities are a relatively stable source of funds, deposit flows are greatly influenced by general interest rates, economic conditions and competitive factors. Borrowings may also be used to offset reductions in other sources of funds such as deposits. The Bank may borrow up to 30% of its total assets but not more than 20 times its capital stock holdings in the FHLB for any sound business purpose for which the Bank has legal authority. Borrowings authorized totaled $127,504,000 at June 30, 1997.

CAPITAL RESOURCES AND DIVIDENDS

    The Company's regulators have classified and defined capital into the following components: (1) Tier I capital, which includes tangible stockholders' equity for common stock and certain perpetual preferred stock, and (2) Tier II capital, which includes a portion of the allowance for possible loan losses, certain qualifying long-term debt and preferred stock which does not qualify for Tier I capital. In addition, they have implemented risk-based capital guidelines that require a bank to maintain certain minimum capital as a percent of such bank's assets and certain off-balance sheet items adjusted for pre-defined credit risk factors (risk-adjusted assets). As of June 30, 1997 the Bank's Tier I and Tier II capital ratios were 11.59% and 12.59%, respectively. In addition to the risk-based guidelines discussed above, the Bank's regulators require that the Bank maintain a minimum leverage (Tier I capital as a percent of tangible assets) of 5.00%. As of June 30, 1997 the Bank had a leverage capital ratio of 7.07%.

ASSET/LIABILITY MANAGEMENT

    The overall interest rate sensitivity of the Bank is dependent upon the bank's ability to reprice its interest rate sensitive assets and liabilities. The ability to successfully manage the repricing of assets and liabilities significantly reduces the interest rate risk in any interest rate environment. As of June 30, 1997 the Bank is net liability sensitive for the next twelve months going forward, and for the following one to two year period, net asset sensitive in the two to six and six to five year time horizons, liability sensitive in the five to ten year horizon and asset sensitive thereafter. The Bank's management monitors and manages interest rate risk as an integral part of its overall business strategy.

                           PART II--OTHER INFORMATION

    For the quarter ended June 30, 1997, Items 2, 3, 4 and 5 of Part II are either inapplicable or would elicit a response of "None" and therefore no reference thereto has been made herein.

ITEM 1. LEGAL PROCEEDINGS

    From time to time the Company and its subsidiaries may be parties to legal proceedings incident to their business. At June 30, 1997, there were no legal proceedings to which the Company or any of its subsidiaries was a party or to which any of their properties were subject, which, in the opinion of management, were expected to result in a material loss.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a)      Exhibits

EXHIBIT NO.  Exhibit Description

27           Financial Data Schedule

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               Emerald Isle Bancorp, Inc.


Date: August 7, 1997                           By: /s/ Gerard F. Linskey
                                                   -------------------------
                                                   Gerard F. Linskey,
                                                   Treasurer