Form 10-Q
period 1997-09-30
EMERALD ISLE BANCORP INC
filed 1997-11-12
CIK 1018380

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                   EXCHANGE ACT

For the transition period from         to
                              ---------  ---------
Commission file number  0-21175


                         Emerald Isle Bancorp, Inc.
           (Exact name of registrant as specified in its charter)


       Massachusetts                                     04-3300934
(State of other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)


                             730 Hancock Street
                        Quincy, Massachusetts, 02170
                  (Address of principal executive offices)


                               (617) 479-5001
                         (Issuer's telephone number)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: September 30, 1997, Common Stock- (Par Value $1.00) 2,249,786 shares outstanding.

                           EMERALD ISLE BANCORP, INC.

                                     INDEX

                                                                    Page Number

Cover Page                                                              1

Index                                                                   2


PART I - FINANCIAL INFORMATION

Item 1.Consolidated Financial Statements:

       Consolidated Balance Sheets as of September 30, 1997 and
       December 31, 1996                                                3

       Consolidated Statements of Income for the three and nine         4
       months ended September 30, 1997 and 1996

       Consolidated Statements of Changes in Stockholders' for Equity
       for the nine months ended September 30,1997 and 1996             5

       Consolidated Statements of Cash Flows for the
       nine months ended September 30, 1997 and 1996                    6

       Notes to Consolidated Financial Statements                       7-8

Item 2.Management's Discussion and Analysis of Financial Condition and 9-18 Results of Operations


PART II-OTHER INFORMATION

Item 1.Legal Proceedings                                                19

Item 6.Exhibits and Reports on Form 8-K                                 19

                           EMERALD ISLE BANCORP, INC

                          CONSOLIDATED BALANCE SHEETS

                                                                             SEPTEMBER 30, 1997  DECEMBER 31, 1996
                                                                             ------------------  -----------------
                                                                                (UNAUDITED)
ASSETS:
    Cash and due from banks................................................   $      5,166,201    $     5,521,299
    Short term investments.................................................          2,950,000         11,679,798
    Securities held to maturity............................................         72,974,247         83,512,156
    Securities available for sale..........................................         33,949,191         30,761,290
    Federal Home Loan Bank stock...........................................          2,458,800          2,670,700
    Loans net of allowance for loan losses of $3,047,490 and $2,623,406,
      respectively.........................................................        311,136,914        263,208,189
    Banking premises & equipment, net......................................          9,790,788          7,711,423
    Accrued interest receivable............................................          2,361,824          2,501,071
    Other assets...........................................................          2,715,169          2,072,839
                                                                             ------------------  -----------------
Total assets...............................................................   $    443,503,134    $   409,638,765
                                                                             ------------------  -----------------
                                                                             ------------------  -----------------
LIABILITIES & STOCKHOLDERS' EQUITY:
  Deposits:
    Now & demand deposits..................................................   $     34,787,123    $    31,190,026
    Money market accounts..................................................         38,096,052         37,811,552
    Other deposits.........................................................         51,062,114         47,771,658
    Term certificates accounts.............................................        240,811,489        220,316,691
                                                                             ------------------  -----------------
  Total deposits...........................................................        364,756,778        337,089,927
                                                                             ------------------  -----------------
  Federal Home Loan Bank advances..........................................         45,668,000         41,668,000
  Mortgagors' escrow payments..............................................          1,422,646          1,371,878
  Income taxes payable.....................................................            110,639            643,901
  Other liabilities........................................................            554,036            928,672
                                                                             ------------------  -----------------
Total liabilities..........................................................        412,512,099        381,702,378
                                                                             ------------------  -----------------
STOCKHOLDERS' EQUITY:
  Serial preferred stock, $1.00 par value 5,000,000 shares authorized; none
    issued.................................................................          --                 --
  Common stock, $1.00 par value, 10,000,000 shares authorized 2,249,786 and
    2,210,888 shares issued and outstanding................................          2,249,786          2,210,888
  Additional paid-in-capital...............................................         12,111,505         11,586,709
  Retained earnings........................................................         16,632,137         14,329,844
  Net unrealized loss on securities available, net of tax effects..........             (2,393)          (191,054)
                                                                             ------------------  -----------------
Total stockholders' equity.................................................         30,991,035         27,936,387
                                                                             ------------------  -----------------
Total Liabilities and Stockholders' Equity.................................   $    443,503,134    $   409,638,765
                                                                             ------------------  -----------------
                                                                             ------------------  -----------------

See accompanying notes to consolidated financial statements.

                           EMERALD ISLE BANCORP, INC

                                              THREE MONTHS ENDED                      NINE MONTHS ENDED
                                    --------------------------------------  --------------------------------------
                                    SEPTEMBER 30, 1997  SEPTEMBER 30, 1996  SEPTEMBER 30, 1997  SEPTEMBER 30, 1996
                                    ------------------  ------------------  ------------------  ------------------

                                                                      UNAUDITED
Interest and dividend income:
  Interest on loans...............    $    6,524,000      $    5,358,907      $   18,768,724      $   15,104,965
  Income and dividends on
    investment securities.........         1,652,239           2,008,073           5,231,087           5,872,444
  Interest on short--term
    investments...................           167,496              90,980             309,422             145,753
                                    ------------------  ------------------  ------------------  ------------------
    Total interest and dividend
      income......................         8,343,735           7,457,960          24,309,233          21,123,162
Interest expense:
  Interest on deposits............         4,197,039           3,677,926          12,122,136          10,441,825
  Interest on borrowed funds......           468,611             708,146           1,460,058           1,884,497
                                    ------------------  ------------------  ------------------  ------------------
    Total interest expense........         4,665,650           4,386,072          13,582,194          12,326,322
                                    ------------------  ------------------  ------------------  ------------------
Net interest income...............         3,678,085           3,071,888          10,727,039           8,796,840
Provision for possible loan
  losses..........................          --                    50,000             200,000           1,136,333
                                    ------------------  ------------------  ------------------  ------------------
Net interest income after
  provision for loan losses.......         3,678,085           3,021,888          10,527,039           7,660,507
                                    ------------------  ------------------  ------------------  ------------------
Other income:
  Customer service fees...........           242,131             134,117             586,796             443,631
  Gains (losses) on sales of
    securities, net...............          (137,587)            (20,156)           (161,962)             33,124
  Miscellaneous...................            48,154              13,513              48,759              35,650
                                    ------------------  ------------------  ------------------  ------------------
    Total other income............           152,698             127,474             473,593             512,405
                                    ------------------  ------------------  ------------------  ------------------
Operating expenses:
  Salaries and employee
    benefits......................         1,230,164           1,080,875           3,484,309           3,087,744
  Occupancy and equipment.........           513,496             336,431           1,301,089             984,634
  Data processing.................            74,305              51,396             245,336             171,113
  Other general and administrative
    expenses......................           567,551             488,513           1,739,693           1,406,032
                                    ------------------  ------------------  ------------------  ------------------
    Total operating expenses......         2,385,516           1,957,215           6,770,427           5,649,523
                                    ------------------  ------------------  ------------------  ------------------
Income before income taxes........         1,445,267           1,192,147           4,230,205           2,523,389
Provision for income taxes........           522,259             464,937           1,453,990             974,122
                                    ------------------  ------------------  ------------------  ------------------
  Net income......................    $      923,008      $      727,210      $    2,776,215      $    1,549,267
                                    ------------------  ------------------  ------------------  ------------------
                                    ------------------  ------------------  ------------------  ------------------
Earnings per share
  Primary.........................              0.40                0.34                1.21                0.76
  Fully diluted...................              0.40                0.34                1.21                0.76
Weighted average shares
  outstanding

                           EMERALD ISLE BANCORP, INC

                                              THREE MONTHS ENDED                      NINE MONTHS ENDED
                                    --------------------------------------  --------------------------------------
                                    SEPTEMBER 30, 1997  SEPTEMBER 30, 1996  SEPTEMBER 30, 1997  SEPTEMBER 30, 1996
                                    ------------------  ------------------  ------------------  ------------------
                                                                      UNAUDITED
  Primary.........................         2,308,102           2,113,410(1)        2,297,759           2,036,515(1)
  Fully diluted...................         2,308,102           2,113,410(1)        2,297,759           2,036,515(1)

------------------------

(1) Prior years figures have been adjusted to reflect stock dividend.

See accompanying notes to consolidated financial statements.

                           EMERALD ISLE BANCORP, INC

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                      NINE MONTHS ENDED SEPTEMBER 30, 1997

                                  (UNAUDITED)

                                                                                        NET
                                                                                      UNREALIZED
                                                                                       LOSS ON
                                                        ADDITIONAL                    SECURITIES
                                           COMMON        PAID-IN        RETAINED     AVAILABLE FOR
                                           STOCK         CAPITAL        EARNINGS         SALE           TOTAL
                                        ------------  -------------  -------------  --------------  -------------
Balance at December 31, 1996..........  $  2,210,888  $  11,586,709  $  14,329,844   $   (191,054)     27,936,387
Net income............................                                   2,776,215                      2,776,215
Issuance of additional stock..........        38,898        524,796                                       563,694
Change in net unrealized loss on
  securities available for sale, after
  tax effects.........................                                                    188,661         188,661
Cash dividend paid....................                                    (473,922)                      (473,922)
                                        ------------  -------------  -------------  --------------  -------------
Balance at September 30, 1997.........  $  2,249,786  $  12,111,505  $  16,632,137   $     (2,393)  $  30,991,035
                                        ------------  -------------  -------------  --------------  -------------
                                        ------------  -------------  -------------  --------------  -------------

                                                                                        NET
                                                                                     UNREALIZED
                                                                                    GAIN(LOSS) ON
                                                    ADDITIONAL                      SECURITIES
                                        COMMON       PAID-IN         RETAINED      AVAILABLE FOR
                                        STOCK        CAPITAL         EARNINGS          SALE            TOTAL
                                     ------------  -------------  -------------  ----------------  -------------
Balance at December 31, 1995.......  $  1,915,539  $   8,441,862  $  12,406,361    $     60,854       22,824,616
Net income.........................                                   1,549,267                        1,549,267
Issuance of additional stock.......       291,421      3,099,460                                       3,390,881
Change in net unrealized gain(loss)
  on securities available for sale,
  after tax effects................                                                    (631,454)        (631,454)
Cash dividend paid.................                                    (333,730)                        (333,730)
                                     ------------  -------------  -------------  ----------------  -------------
Balance at September 30, 1996......  $  2,206,960  $  11,541,322  $  13,621,898    $   (570,600)   $  26,799,580
                                     ------------  -------------  -------------  ----------------  -------------
                                     ------------  -------------  -------------  ----------------  -------------

See accompanying notes to consolidated financial statements.

                           EMERALD ISLE BANCORP, INC

                 CONSOLIDATED STATEMENTS OF CHANGES IN CASH FLOWS

                      NINE MONTHS ENDED SEPTEMBER 30, 1997

                                                                            SEPTEMBER 30, 1997  SEPTEMBER 30, 1996
                                                                            ------------------  ------------------
Cash flows from operating activities:
Net Income................................................................   $      2,776,215           1,549,267
Adjustments to reconcile net income to net cash provided by operating activities
  Depreciation............................................................            656,831             491,289
  Accretion of investments, net of amortization...........................           (202,610)            292,207
  Loan loss provision.....................................................            200,000           1,136,333
  (Gain)loss on sales of loans, real estate owned, securities, and joint
    venture interest, net.................................................            154,336             (33,276)
  Deferred loan fees......................................................           (260,798)             74,920
  Proceeds from loans sold................................................         16,692,752           8,844,519
  Loans originated for sale...............................................        (16,673,127)         (8,837,218)
  Decrease in accrued income taxes, and other liabilities.................           (907,898)         (1,227,322)
  (Increase) decrease in accrued interest receivable......................            139,247            (347,105)
  (Increase) decrease in other assets.....................................           (809,353)            843,240
                                                                            ------------------  ------------------
  Total adjustments.......................................................         (1,010,620)          1,237,587
                                                                            ------------------  ------------------
Net cash provided by operating activities.................................          1,765,595           2,786,854
                                                                            ------------------  ------------------
Cash flows from investing activities:
  Loans purchased.........................................................        (35,950,566)         (5,036,754)
  Loan originations, net of amortization and payoffs......................        (12,082,361)        (35,845,081)
  Proceeds of sales of other real estate owned............................            153,002             494,163
  Short-term investments, net.............................................          8,729,798            (767,673)
  Purchases of securities held to maturity................................         (1,267,990)        (21,961,856)
  Proceeds from maturities of securities held to maturity.................         11,550,746          11,017,656
  Purchase of securities available for sale...............................        (46,709,480)        (10,503,518)
  Proceeds from sales of securities available for sale....................         44,384,963          17,628,984
  Purchases of bank premises and equipment................................         (2,736,196)         (2,033,762)
                                                                            ------------------  ------------------
Net cash used by investing activities.....................................        (33,928,084)        (47,007,841)
                                                                            ------------------  ------------------
Cash flows from financing activities:
  Increase in deposits, net...............................................         27,666,851          39,075,141
  Increase in FHLB advances, net..........................................          4,000,000           2,700,000
  Increase in mortgagors' escrow payments.................................             50,768             362,890
  Proceeds from issuance of common stock..................................            563,694           3,390,881
  Cash dividends paid.....................................................           (473,922)           (333,730)
                                                                            ------------------  ------------------
Net cash provided by financing activities.................................         31,807,391          45,195,182
                                                                            ------------------  ------------------
Net change in cash and cash equivalents...................................           (355,098)            974,195
Cash and cash equivalents at beginning of period..........................          5,521,299           3,213,259
                                                                            ------------------  ------------------
Cash and cash equivalents end of period...................................   $      5,166,201    $      4,187,454
                                                                            ------------------  ------------------
                                                                            ------------------  ------------------
Supplemental disclosures of cash flow information:
  Interest paid...........................................................   $     13,817,932    $     12,283,716
  Income taxes paid.......................................................          1,912,000             431,000
  Transfers of loans to other real estate owned...........................            165,000           --

See accompanying notes to consolidated financial statements.

                 EMERALD ISLE BANCORP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1997


    1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The interim consolidated financial statements of Emerald Isle Bancorp, Inc. and its subsidiary The Hibernia Savings Bank and it's subsidiaries (Kildare Corporation, Limerick Securities Corporation and Meath Corporation) presented herein should be read in conjunction with the consolidated financial statements of Emerald Isle Bancorp, Inc. for the year ended December 31, 1996.

    Consolidated financial information as of September 30, 1997 and the results of operations and the changes in stockholders' equity and cash flows for the nine months ended September 30, 1997 and 1996 are unaudited, and in the opinion of management reflect all adjustments (consisting solely of normal recurring accruals) necessary for a fair presentation of such information. Interim results are not necessarily indicative of results to be expected for the entire year.

    2) COMMITMENTS
    At September 30, 1997 the Company had outstanding commitments to originate loans amounting to approximately $24,841,000 which are not reflected in the consolidated balance sheet.

                     EMERALD ISLE BANCORP, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  SEPTEMBER 30, 1997

    3) EARNINGS PER SHARE
    Earnings per share (EPS) is computed based on the weighted average number of common shares and common stock equivalents outstanding during the year using the treasury stock method. The EPS computations for the quarter ended September 30, 1997 are based on 2,308,102 common shares outstanding, and for the quarter ended September 30, 1996 are based on 1,941,498 common equivalent shares outstanding.
    The Financial Accounting Standards Board has issued Statement No. 128 which will be effective in the Company's fourth quarter. Under this Statement, EPS will be reported using basic EPS and diluted EPS. Upon adoption, the Company's reported EPS will be restated for all prior periods presented. Management does not anticipate that Statement No. 128 will materially change EPS as currently reported.

    4) ACQUISITION AGREEMENT
    On October 22, 1997, the Emerald Isle Bancorp entered into a definitive agreement with Eastern Bank Corporation ("Eastern") pursuant to which Eastern will acquire Emerald Isle and its subsidiary, Hibernia Savings Bank. Under the terms of the agreement, Eastern will pay $33 cash per share of common stock of Emerald Isle. As part of the acquisition agreement, Emerald Isle granted Eastern an option to purchase 19.9% of the outstanding shares of Emerald Isle under certain circumstances. The proposed transaction has been approved by the directors of both Eastern and Emerald Isle and is subject to approval by Emerald Isle's shareholders and various federal and state regulatory agencies. The acquisition is expected to be consummated in early 1998.

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS
                     OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

    General
    -------
    Consolidated net income for the nine months ended September 30, 1997 was $2,776,215, an increase of $1,226,948, or 79.2% compared to net income of $1,549,267. Consolidated net income for the three months ended September 30, 1997 was $923,008, an increase of $195,798, or 26.9% compared to net
    income of $727,210.    Per share consolidated earnings were $1.21 and 40
    cents for the nine and three months ended September 30, 1997, respectively, compared to 76 cents and 34 cents for the comparable periods in 1996.

    The Company's total assets increased 8.3% to $443,503,134 at September 30, 1997 from $409,638,765 at December 31, 1996. Asset growth was primarily attributable to growth in loans which increased $47,928,725, or 18.2% from $263,208,189 at December 31, 1996 to $311,136,914 at
    September 30, 1997. During the third quarter of 1997, the Company purchased approximately $28,600,000 of automobile loans from a financial institution. The asset growth was primarily funded by deposit growth of $27,666,851, or 8.2%. In particular, term certificates of deposit increased $20,494,798, or 9.3%

    Investments
    -----------
    Short-term investments and investment securities totaled $112,332,238 at September 30, 1997 a decrease of $16,291,706, or 12.7% from $128,623,944 at December 31, 1996. The decrease occurred primarily in U.S. Government and federal agency obligation which declined approximately $32,288,000. Funds from maturities and sales of U.S. Government and federal agency obligations and mortgage-backed securities were reinvested in loans and higher-yielding corporate bonds which totaled approximately $18,813,000 at September 30, 1997 (the Company did not own any corporate bonds as of December 31, 1996). Short-term investments and investment securities totaled 25.3 % of total assets at September 30, 1997 compared to 31.4% of total assets at December 31, 1996.

    Loans
    -----
    Loans represent 70.2% of total assets at September 30, 1997 compared to 64.3% of total assets at December 31, 1996. Residential real estate and commercial real estate loans increased $12,730,369 and $6,476,687, respectively. Consumer loans increased $29,680,835 as a result of a purchase of approximately $28,600,000 of automobile loans from a financial institution. Non-performing loans totaled $731,819, or 0.17% of total assets at September 30, 1997 as compared to $1,058,195 or 0.26% of total assets at December 31, 1996. The allowance for loan losses totaled $3,047,490 at September 30, 1997 as compared to $2,623,406 at December 31, 1996 which represented 416.4% and 308.3% of non-performing loans, respectively.

                                       Deposits
                                       --------

    Deposits at September 30, 1997 totaled $364,756,778 as compared to $337,089,927 at December 31, 1996 an increase of $27,666,851, or 8.2%. The deposit growth was a result of our branch expansion efforts which included opening two branches in May and November of 1996 and one branch during the third quarter of 1997.

    Stockholders' Equity
    --------------------
    Stockholders' Equity increased to $30,991,035 at September 30, 1997 from $27,936,387 at December 31, 1996. The Company's capital to assets ratio was 7.0% at September 30, 1997 compared to 6.8% at December 31, 1996. As of September 30, 1997, the Company exceeded all of its regulatory capital requirements. At September 30, 1997, the Company's tier 1 capital to risk-weighted assets was 10.1% and the Company's tier1 plus tier 2 capital to risk-weighted capital was 11.1 %.

    Book value at September 30, 1997 was $13.78 per share, compared with $12.64 per share at December 31, 1996.

    Interest and Dividend Income
    ----------------------------
    Interest and dividend income increased form the third quarter of 1997 to $8,343,735 from $7,457,960, 11.9%. Average earning assets increased approximately $35,750,000 or 9.5% to $412,130,000 for the quarter ended September 30, 1997 from $376,380,000 for the quarter ended September 30, 1996. The yield on earning assets for the third quarter of 1997 was 8.12% compared to 7.94% for the same quarter of 1996. Loans accounted for most of the increase in interest and dividend income as a result of a 20.2% increase in the average balance from $240,443,000 for the third quarter of 1996 to $288,895,000 for the current quarter. The yield on loans increased to 9.03% from 8.92%. Interest and dividends on investment securities decreased $355,834, primarily a result of a 16.6% decline in the average balance from $132,986,000 to $110,956,000. The yield on investments declined slightly from 6.04% to 5.96%. Interest on short-term investments increased $76,516 as a result of a 316.2% increase in the average balance to $12,279,000 for the third quarter of 1997 from $2,951,000 for the same quarter in 1996.

    Interest and dividend income for the nine months ended September 30, 1997 totaled $24,309,233, representing an increase of $3,186,071 or 15.1% when compared to $21,123,162 for the nine months ended September 30, 1996. Average earning assets increased approximately $48,986,000 or 13.8% to $403,381,000 for the nine months ended September 30, 1997 from $354,395,000 for the same period in 1996. The yield on earning assets for the nine months ended September 30, 1997 was 8.06% compared to 7.96% for the same period of 1996. Loans accounted for most of the increase in interest and dividend income as a result of a 25.3% increase in the average balance from $224,810,000 for the nine months ended September 30, 1996 to $281,664,000 for the nine months ended September 30, 1997. The yield on loans decreased from 8.96% to 8.88%. Interest and dividends on investment securities decreased $641,357, primarily a result of a 10.3% decline in the average balance from $127,217,000 to $114,064,000. The yield on investments for the nine months ended September 30, 1997 was 6.11% compared to 6.15% for the same period in 1996. Interest on short-term investments increased $163,669 as a result of a 223.1% increase in the average balance of short-term investments from $2,368,000 to $7,653,000 for the comparable nine months periods.

    Interest Expense
    ----------------
    Total interest expense for the three months ended September 30, 1997 was $4,665,650 representing an increase of $279,578 or 6.4% over the same period in 1996. The increase was principally due to an increase of approximately $26,576,000 or 7.6% in average interest bearing liabilities. The average cost of funds for the third quarter of 1997 was 4.95% compared to 5.01 for the third quarter of 1996. The increase in average interest bearing liabilities consisted of a $45,166,000 increase in average deposits offset by an $18,590,000 decrease in average borrowings. The cost of deposits remained relatively unchanged at 4.85% for the three months ended September 30,1997 compared to 4.89% for the same period in 1996, while the cost of borrowings increased 35 basis points to 6.08%.

    Total interest expense for the nine months ended September 30, 1997 was $13,582,194 representing an increase of $1,255,872 or 10.2% over the same period in 1996. The increase was due to an increase of approximately $39,715,000 or 12.0% in average interest bearing liabilities. The average cost of funds for the nine months ended September 30, 1997 was 4.89% compared to 4.97% for the third quarter of 1996. The increase in average interest bearing liabilities consisted of a $50,896,000 increase in average deposits offset by an $11,181,000 decrease in average borrowings. The cost of deposits was 4.79% for the nine months ended September 30,1997 compared to 4.86% for the same period in 1996, while the cost of borrowings increased 23 basis points to 5.97%.

    Provision for Loan Losses
    -------------------------
    The Company's allowance for loan losses is reviewed monthly for adequacy and is established and maintained through the provision for possible loan losses. Provisions and charges to the allowance for loan losses are based on management's assessment of many factors including the risk and characteristics of the Company's loan portfolio, collateral and trends on delinquencies and charge-offs. Management believes it uses the best information available to determine the adequacy of the allowance for loan losses, although actual losses may differ from current estimates and future adjustments may be required as a result of changes in economic conditions.

    The provision for loan losses totaled $200,000 for the nine months ended September 30, 1997 compared to $1,136,333 for the same period in 1996. There was no provision recorded for the three months ended September 30, 1997 compared to $50,000 for the same period in 1996.
    In 1996, the Company recorded a loan loss provision of $1,000,000 associated with a commercial loan to Bennett Funding Group. During the third quarter of 1997, the Company received a payment of $724,055 from the Trustee in Bankruptcy for the Bennett Funding Group which was recorded as a recovery to the allowance for loan losses.

    Other Income
    ------------
    Other income increased 19.8% to $152,698 in the third quarter of 1997 compared to the third quarter of 1996. Other income for the third quarter of 1997 included service charges of $242,131, losses on sales of securities of $137,587 and miscellaneous income of $48,154 compared to service charges of $134,117, losses on sales of securities of $20,156 and miscellaneous income of $13,513 for the third quarter of 1996. The increase of $108,014 in service fee income was attributable to the growth in deposits as well as prepayment penalties paid by two commercial borrowers totaling approximately $75,000.

    Other income decreased 7.6% to $473,593 when comparing the nine months ended September 30, 1997 to September 30, 1996. Other income for 1997 included service charges of $586,796, losses on the sales of securities of $161,962 and miscellaneous income of $48,759 compared to service charges of $443,631, gains on sales of securities of $33,124 and miscellaneous income of $35,650 for the nine months ended September 30, 1996. The increase in service fee income of $143,165, or 32.3% is principally a result of the growth in deposits.

    Operating Expenses
    ------------------
    Operating expenses totaled $2,385,516 for the third quarter ended September 30, 1997 compared to $1,957,215 for the same period in 1996, an increase of $428,301 or 21.9%. Salaries and benefit costs increased $149,289 principally due to staff increases necessitated by two new full-service branches which opened in November, 1996 and July, 1997. In addition, customer-service and lending personnel have been added to accommodate the on-going expansion of the Company. Occupancy and equipment costs increased $177,065 as a result of the new branches.

    For the nine months ended September 30, 1997, operating expenses totaled $2,385,516 and increased $1,120,904 or 19.8% when compared to the same period in 1996. Salaries and benefit costs increased
    $396,565 principally due to staff increases necessitated by three new full-service branches which opened in May and November, 1996 and July, 1997. In addition, occupancy and equipment costs increased $316,455 as a result of the new branches. Other general and administrative expenses increased $333,661. In March, 1997, the Company expensed approximately $147,000 of costs pertaining to a location management was previously considering for a future branch site.

    Income Tax
    ----------
    Income tax expense increased to $522,259 for the quarter ended September 30, 1997 compared to $464,937 for the quarter ended
    September 30, 1996. The effective income tax rates were 36.1% and 39.0% for the quarters ended September 30, 1997 and 1996, respectively.

    Income tax expense increased to $1,453,990 for the nine months ended September 30, 1997 compared to $974,122 for the same period in 1996. The effective income tax rates were 34.4% and 38.6% for the nine months ended September 30, 1997 and 1996, respectively.

    Liquidity and Capital Resources
    -------------------------------
    The Company attempts to maximize interest-earning assets while maintaining sufficient funds on hand to meet loan commitments, cash disbursements and possible deposit outflows. The Company's principal source of funds are customer deposits, borrowings, amortization and payoff of existing loan principal, sales of loans and loan participations and sales and maturities of investment securities.
    While loan payments and maturing investment securities are a relatively stable source of funds, deposit flows are greatly influenced by general interest rates, economic conditions and competitive factors. Borrowings may also be used to offset reductions in other sources of funds such as deposits. The Bank may borrow up to 30% of its total assets but not more than 20 times its capital stock holdings in the FHLB for any sound business purpose for which the Bank has legal authority. Borrowings authorized totaled $49,176,000 at September 30, 1997.

    At September 30, 1997, the Company had commitments to originate residential and commercial real estate loans and outstanding lines of credit totaling approximately $32,023,000. Management believes that adequate liquidity is available to fund loan commitments utilizing deposits, loan repayments, maturities of investment securities and FHLB borrowings.

    The Company's total stockholders' equity was $30,991,035 at September 30, 1997, compared with $27,936,387 at December 31, 1996. The
    Company's regulators have classified and defined capital into the following components: (1) Tier I capital, which includes tangible stockholders' equity for common stock and certain perpetual preferred stock, and (2) Tier II capital, which includes a portion of the allowance for possible loan losses, certain qualifying long-term debt and preferred stock which does not qualify for Tier I capital. In addition, they have implemented risk-based capital guidelines that require a bank to maintain certain minimum capital as a percent of such bank's assets and certain off-balance sheet items adjusted for pre-defined credit risk factors (risk-adjusted assets). As of September 30, 1997 the Bank's Tier I and Tier II capital ratios were 10.07% and 11.07%, respectively. In addition to the risk-based guidelines discussed above, the Bank's regulators require that the Bank maintain a minimum leverage (Tier I capital as a percent of tangible assets) of 4%. As of September 30, 1997 the Bank had a leverage capital ratio of 7.21 %.

    Asset/Liability Management
    --------------------------
    The Company's Asset/Liability Committee ("ALCO"), under the authority of the Board of Directors, has established guidelines within which management operates to meet prudent levels of liquidity and interest rate risk. The ALCO consists of members of the senior management. Meetings are held on a monthly basis and topics of discussion include, but are not limited to, levels and direction of interest rates, deposit flows, loan demand, investment portfolio and borrowed funds positions, interest rate sensitivity or "gap" position and other variables which impact the Company's interest rate sensitivity position.

    The overall interest rate sensitivity of the Bank is dependent upon the Company's ability to reprice its interest rate sensitive assets and liabilities. The ability to successfully manage the repricing of assets and liabilities significantly reduces the interest rate risk in any interest rate environment. As of September 30, 1997 the Company is liability sensitive for the twelve months and one to two year time horizons, asset sensitive in the two to three and three to five year time horizons, liability sensitive in the five to ten year horizon and asset sensitive thereafter. The Bank's management monitors and manages interest rate risk as an integral part of its overall business strategy.

                         PART II - OTHER INFORMATION

    For the quarter ended September 30, 1997, Items 2, 3, 4 and 5 of Part II are either inapplicable or would elicit a response of "None" and therefore no reference thereto has been made herein.

Item 1.       Legal Proceedings

    From time to time the Company and its subsidiaries may be parties to legal proceedings incident to their business. At September 30, 1997, there were no legal proceedings to which the Company or any of its subsidiaries was a party or to which any of their properties were subject, which, in the opinion of management, were expected to result in a material loss.

Item 6.       Exhibits and Reports on Form 8-K

        (a)   Exhibits

Exhibit No.   Exhibit Description

27     Financial Data Schedule


        (b) Reports on Form 8-K

The Company filed a report on Form 8-K with the Securities and Exchange Commission on October 30, 1997 reporting the definitive agreement entered into for the proposed acquisition of Emerald Isle Bancorp by Eastern Bank Corporation.

                                      SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 Emerald Isle Bancorp, Inc.


Date:  November 12, 1997                          By:  /s/ Gerard F. Linskey
                                                      ---------------------
                                                      Gerard F. Linskey,
                                                      Treasurer